Form 10-Q
period 2007-10-31
Sage Interactive, Inc.
filed 2008-05-01
CIK 1416682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

SAGE INTERACTIVE, INC.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	000-52882	26-0578268
(State or other jurisdiction	(Commission	I.R.S. Employer
of incorporation or organization)	File No.)	Identification Number

2340 South Columbine Street, Denver, CO  80210

(Address of Principal Executive Offices)  (Zip Code)

Registrant’s telephone number including area code:  (303) 847-9000

Former name, former address, and former fiscal year, if changed since last report

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No     ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  920,000 shares of common stock outstanding as of April 30, 2008.

SAGE INTERACTIVE, INC.

Index

		Page

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of October 31, 2007 (unaudited) and July 31, 2007	3

	Statements of Operations (unaudited) for the three months ended October 31, 2007, and for the period from inception (July19, 2007) to October 31, 2007	4

	Statements of Cash Flows (unaudited) for the three months ended October 31, 2007, and for the period from inception (July 19, 2007) to October 31, 2007	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information.	12

Item 6.	Exhibits	12

SIGNATURES

SAGE INTERACTIVE, INC.

(A Development Stage Company)

BALANCE SHEETS

	October 31, 2007	July 31, 2007
	(Unaudited)	(See Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$21,541	$25,000

Total current assets	$21,541	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,000	$606

Total current liabilities	5,000	606

Stockholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized:
900,000 shares issued and outstanding	900	900
Additional paid-in capital	24,100	24,100
Deficit accumulated during the development stage	(8,459)	(606)
Total stockholders’ equity	16,541	24,394

Total liabilities and stockholders’ equity	$21,541	$25,000

The accompanying notes are an integral part of these financial statements.

SAGE INTERACTIVE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the three months ended October 31, 2007,

and for the period from Inception (July 19, 2007) to October 31, 2007

(Unaudited)

		From Inception
		(July 19, 2007) to
	2007	October 31, 2007

Revenues	$—	$—

Expenses:
General and administrative:
Professional fees	7,500	7,500
Taxes, licenses and permits	200	806
Other	153	153
Total expenses	7,853	8,459

Net (loss)	$(7,853)	$(8,459)

Net (loss) per common share:
Basic and Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	900,000	900,000

The accompanying notes are an integral part of these financial statements.

SAGE INTERACTIVE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the three months ended October 31, 2007

and for the period from Inception (July 19, 2007) to October 31, 2007

		Inception
		(July 19, 2007) to
	2007	October 31, 2007
Cash flows from operating activities:
Net (loss)	$(7,853)	$(8,459)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Increase in accounts payable	4,394	5,000
Total adjustments	4,394	5,000

Net cash (used in) operating activities	(3,459)	(3,459)

Cash flows from investing activities:
Net cash (used in) investing activities	—	—

Cash flows from financing activities:
Cash proceeds from sale of stock	—	25,000
Net cash provided by financing activities	—	25,000

Net increase (decrease) in cash and equivalents	(3,459)	21,541

Cash and equivalents at beginning of period	25,000	—

Cash and equivalents at end of period	$21,541	$21,541

Supplemental Cash Flow Information
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

SAGE INTERACTIVE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

October 31, 2007

(Unaudited)

1.     Summary of Significant Accounting Policies

        Interim Financial Information:  The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of October 31, 2007, results of operations for the three months ended October 31, 2007, and cash flows for the three months ended October 31, 2007, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-SB.

        Basis of Presentation:    Sage Interactive, Inc. (the Company) was organized under the laws of the State of Nevada on July 19, 2007.  The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.  It plans to provide web development services from its headquarters in Denver, Colorado.  The Company has chosen July 31 as its fiscal year-end.

        Development Stage Company:   The Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to enterprises that are beginning their operations.  As a development stage enterprise, the Company must utilize accounting principles consistent with those required of an established enterprise, and, in addition, discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date.

        Per Share Amounts:    SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Since inception the Company has not issued any potentially dilutive securities.

        Use of Estimates:    The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Recent Accounting Pronouncements:  In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which becomes effective on August 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  Management is currently evaluating the impact of adopting this statement.

        In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (SFAS 161), which becomes effective on February 1, 2009. This standard changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Management is currently evaluating the impact of adopting this statement.

        There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to a have a material impact on the Company’s financial position, operations or cash flows.

2.     Going Concern

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

        The Company is in its development stage and has not yet generated revenues from operations.  It has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period ended October 31, 2007, the Company incurred a net loss of $7,853.  At October 31, 2007 the Company had an accumulated deficit of $8,459.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

        Management does not believe that the Company’s current capital resources will be sufficient to fund its operating activity and other capital resource demands during its next fiscal year.  Management plans to obtain capital through the sale of equity or issuance of debt, joint venture or sale of its assets, and ultimately attaining profitable operations.   Management believes that this plan provides an opportunity for the Company to continue as a going concern.

        The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.     Related Party Transactions:

        Office space is provided to the Company at no cost by its Chief Executive Officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

One of the Company’s stockholders is also the Company’s legal counsel.  As of October 31, 2007, no legal fees had been accrued or paid to this stockholder.

4.      Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry forward, if not used, will expire in various years through 2028, and is subject to restrictions imposed by the Internal Revenue Code. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carryforwards may only be utilized to offset future taxable income, if any, and may be further limited by other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry- forward	NOL Expires	Estimated Tax Benefit from NOL	Valugation Allowance	Change in Valuation Allowance	Net Tax Benefit
July 31, 2007	$606	2027	$112	$(112)	$112	—
October 31, 2007	$8,459	2028	$1,564	$(1,564)	$1,452	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax (benefit) at statutory rate resulting from net operating loss carryforward	(15.0)%
State tax (benefit) net of Federal benefit	(3.5)%
Deferred income tax valuation allowance	18.5%
Actual tax rate	0%

5.      Subsequent Event:

Subsequent to October 31, 2007, the Company issued an additional 20,000 shares of common stock at $1.00 per share for cash proceeds of $20,000.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at October 31, 2007 and compares it to our financial condition at July 31, 2007. Finally, the discussion summarizes the results of our operations for the three months ended October 31, 2007.  This discussion and analysis should be read in conjunction with our audited financial statements for the period ended July 31, 2007, including footnotes, and the discussion and analysis included in our
Form 10-SB.

Plan of Operation

Sage Interactive, Inc. (the “Company”) was organized under the laws of the State of Nevada on July 19, 2007.  Our plan of operation is to provide web development services from our headquarters in Denver, Colorado.

Liquidity and Capital Resources

As of October 31, 2007, we had working capital of $16,541.  We had current assets of $21,541 and current liabilities of $5,000.  This represents a $7,853 decrease in working capital compared to the balance of $24,394 reported at July 31, 2007.  During the three months ended October 31, 2007, our working capital decreased because of costs incurred to develop our business.

To fund our operations, we issued 900,000 shares of common stock for $25,000 in cash.  These funds are being used for legal, accounting, administrative, consulting and marketing costs.  We intend to use our limited cash to purchase necessary equipment, retain a small amount of working capital and begin marketing our services.  We will increase capital expenditures consistent with any growth in operations, infrastructure or personnel.

We may need to find additional funding in order to market our services.  In this event, we may seek additional financing in the form of loans or sales of our stock.  There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our common stock.  Any sales of our securities would dilute the ownership of our existing investors.

We used cash of $3,459 in operating activities during the three months ended October 31, 2007.

Results of Operations – Three Months Ended October 31, 2007 Compared to the Three Months Ended October 31, 2006

We are considered a development stage company for accounting purposes, since we are working to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

For the three months ended October 31, 2007, we recorded a net loss of $(7,853), or $ (0.01) per share.  Since we commenced operations on July 19, 2007, there were no comparable amounts for the prior year.

Operating expenses were $7,853 for the three months ended October 31, 2007.  All of the expenses represent costs required to implement our business plan.

Forward-Looking Statements

This Form 10-Q contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

•                       statements concerning the benefits that we expect will result from our business activities and that we contemplate or have completed; and

•                       statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions used in this report or incorporated by reference in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements.  Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied.  We caution you not to put undue reliance on these statements, which speak only as of the date of this report.  Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our report on Form 10-SB, other reports filed with the SEC and the following:

•                  The worldwide economic situation;

•                  Any change in interest rates or inflation;

•                  The willingness and ability of third parties to honor their contractual commitments;

•                  Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;

•                  Environmental and other regulations, as the same presently exist and may hereafter be amended;

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements.  Investors should take note of any future statements made by or on our behalf.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are not aware of any market risk factors in addition to those disclosed in the Form 10-SB filed on October 30, 2007.

Item 4.    Controls and Procedures

(a)           Disclosure Controls and Procedures.  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of October 31, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended October 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

We are not aware of any market risk factors in addition to those disclosed in the Form 10-SB filed on October 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the periods covered by this report, we issued shares of our common stock without registering those securities under the Securities Act of 1933, as amended (“Securities Act”).  On July 30, 2007, we issued 900,000 shares of common stock to our founders for cash proceeds of $25,000.  From November, 2007 to December, 2007, we issued 20,000 shares of common to accredited investors for cash proceeds of $20,000.

In each case, we relied on exemptions provided under the Securities Act.  We took steps to see that the investors had available the same type of information that would be included in a registration statement.  Finally, each certificate representing shares issued pursuant to those exemptions has been inscribed by the restricted legend required by Rule 144.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

a.   Exhibits

31.1                                                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                                                        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                                                                 Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGE INTERACTIVE, INC.

/s/ Brian D. Frenkel
Dated: April 30, 2008	By: Brian D. Frenkel
President and Principal Executive Officer