Form 10-Q
period 2008-01-31
Sage Interactive, Inc.
filed 2008-05-07
CIK 1416682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2008

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

SAGE INTERACTIVE, INC.

Index

		Page

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of January 31, 2008 (unaudited) and July 31, 2007	3

	Statements of Operations (unaudited) for the three months and six months ended January 31, 2008, and for the period from inception (July19, 2007) to January 31, 2008	4

	Statements of Cash Flows (unaudited) for the six months ended January 31, 2008, and for the period from inception (July 19, 2007) to January 31, 2008	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

Part II - OTHER INFORMATION

13

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES		14

SAGE INTERACTIVE, INC.

(A Development Stage Company)

BALANCE SHEETS

	January 31, 2008	July 31, 2007
	(Unaudited)	(See Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$28,248	$25,000
Reimbursable expenses	199	—
Total current assets	$28,447	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$—	$606

Total current liabilities	—	606

Stockholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized: No shares issued or outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized: 920,000 shares issued and outstanding	920	900
Additional paid-in capital	44,080	24,100
Deficit accumulated during the development stage	(16,553)	(606)
Total stockholders’ equity	28,447	24,394

Total liabilities and stockholders’ equity	$28,447	$25,000

The accompanying notes are an integral part of these financial statements.

SAGE INTERACTIVE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the three months and six months ended January 31, 2008,

and for the period from Inception (July 19, 2007) to January 31, 2008

(Unaudited)

	Three months ended January 31, 2008	Six months ended January 31, 2008	From Inception (July 19, 2007) to January 31, 2008

Revenues	$500	$500	$500

Cost of revenues	398	398	398

Gross profit	102	102	102

Expenses:
General and administrative:
Employee costs	3,000	3,000	3,000
Consulting fees	2,699	2,699	2,699
Legal and accounting fees	2,300	9,800	9,800
Taxes, licenses and permits	—	200	806
Other	197	350	350
Total expenses	8,196	16,049	16,655

Net (loss)	$(8,094)	$(15,947)	$(16,553)

Net (loss) per common share:
Basic and Diluted	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and Diluted	912,489	906,245	906,162

The accompanying notes are an integral part of these financial statements.

SAGE INTERACTIVE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the six months ended January 31, 2008

and for the period from Inception (July 19, 2007) to January 31, 2008

		Inception
		(July 19, 2007) to
	2008	January 31, 2008
Cash flows from operating activities:
Net (loss)	$(15,947)	$(16,553)
Adjustments to reconcile net (loss) to net cash used by operating activities:
(Increase) in work in progress	(199)	(199)
(Decrease) in accounts payable	(606)	—
Total adjustments	(805)	(199)

Net cash (used in) operating activities	(16,752)	(16,752)

Cash flows from investing activities:
Net cash (used in) investing activities	—	—

Cash flows from financing activities:
Cash proceeds from sale of stock	20,000	45,000
Net cash provided by financing activities	20,000	45,000

Net increase (decrease) in cash and equivalents	3,248	28,248

Cash and equivalents at beginning of period	25,000	—

Cash and equivalents at end of period	$28,248	$28,248

Supplemental Cash Flow Information
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

SAGE INTERACTIVE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2008

(Unaudited)

1.                   Summary of Significant Accounting Policies

Interim Financial Information:  The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of January 31, 2008, results of operations for the three months and six months ended January 31, 2008, and cash flows for the six months ended January 31, 2008, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-SB.

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

The Company is in its development stage and has not yet generated revenues from operations.  It has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period ended January 31, 2008, the Company incurred a net loss of $15,947.  At January 31, 2008, the Company had an accumulated deficit of $16,553.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

3.                   Related Party Transactions:

During the period ended January 31, 2008, revenues include sales to a related party of $500.

Office space is provided to the Company at no cost by its Chief Executive Officer.  No provision for these costs has been included in these financial statements as the amounts are not material.

One of the Company’s stockholders is also the Company’s legal counsel.  As of January 31, 2008, no legal fees had been accrued or paid to this stockholder.

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry- forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
July 31, 2007	$606	2027	$112	$(112)	$112	—
January 31, 2008	$16,553	2028	$3,062	$(3,062)	$2,950	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax (benefit) at statutory rate resulting from net operating loss carryforward	(15.0)%
State tax (benefit) net of Federal benefit	(3.5)%
Deferred income tax valuation allowance	18.5%
Actual tax rate	0%

5.                   Stockholders’ Equity

Effective December 16, 2007, the Company completed the sale of 20,000 shares of common stock at  $1.00 per share for cash proceeds of $20,000.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at January 31, 2008 and compares it to our financial condition at July 31, 2007. Finally, the discussion summarizes the results of our operations for the three months and six months ended January 31, 2008.  This discussion and analysis should be read in conjunction with our audited financial statements for the period ended July 31, 2007, including footnotes, and the discussion and analysis included in our Form 10-SB.

Plan of Operation

Sage Interactive, Inc. (the “Company”) was organized under the laws of the State of Nevada on July 19, 2007.  Our plan of operation is to provide web development services from our headquarters in Denver, Colorado.

Liquidity and Capital Resources

As of January 31, 2008, we had working capital of $28,447.  We had current assets of $28,447 and current liabilities of $nil.  This represents an increase of $4,053 in working capital compared to the balance of $24,394 reported at July 31, 2007.  During the six months ended January 31, 2008, our working capital improved as a result of our sale of common stock.

To fund our operations, we issued 20,000 shares of common stock for $20,000 in cash.  These funds are being used for legal, accounting, administrative, consulting and marketing costs.  We intend to use our limited cash to purchase necessary equipment, retain a small amount of working capital and begin marketing our services.  We will increase capital expenditures consistent with any growth in operations, infrastructure or personnel.

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

During the six months ended January 31, 2008, we used cash of $16,752 in operating activities and received cash proceeds of $20,000 from the sale of common stock.

Results of Operations – Three Months Ended January 31, 2008 (Please see the explanatory note regarding the comparison to the Three Months Ended January 31, 2007)

(Explanatory Note)  Since we commenced operations on July 19, 2007, there were no comparable amounts for the prior year.

We are considered a development stage company for accounting purposes, since we are working to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we emerge from the development.

For the three months ended January 31, 2008, we recorded a net loss of $(8,094), or $ (0.01) per share.

Revenue for the three months ended January 31, 2008 was $500, representing sales to a related party.  Cost of revenues for the three months ended January 31, 2008 was $398, representing web development costs incurred for the job that was invoiced during the period.

Operating expenses were $8,196 for the three months ended January 31, 2008.  All of the expenses represent costs required to implement our business plan.

Results of Operations – Six Months Ended January 31, 2008 (Please see the explanatory note regarding the comparison to the Six Months Ended January 31, 2007)

(Explanatory Note)  Since we commenced operations on July 19, 2007, there were no comparable amounts for the prior year.

We are considered a development stage company for accounting purposes, since we are working to revive the Company and to implement our plan of operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, we emerge from the development stage.

For the six months ended January 31, 2008, we recorded a net loss of $(15,947), or $(0.02) per share.

Revenue for the six months ended January 31, 2008 was $500, representing sales to a related party.  Cost of revenues for the six months ended January 31, 2008 was $398, representing web development costs incurred for the job that was invoiced during the period.

Operating expenses were $16,049 for the six months ended January 31, 2008.  All of the expenses represent costs required to implement our business plan.

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

Item 4.  Controls and Procedures

(a)                                  Disclosure Controls and Procedures.  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of January 31, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)                                 Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended January 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

Not required for smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the periods covered by this report, we issued shares of our common stock without registering those securities under the Securities Act of 1933, as amended (“Securities Act”).  On July 30, 2007, we issued 900,000 shares of common stock to our founders for cash proceeds of $25,000.  From November, 2007 to December, 2007, we issued 20,000 shares of common stock to investors for cash proceeds of $20,000.

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