Form 10-Q
period 2008-04-30
Sage Interactive, Inc.
filed 2008-06-16
CIK 1416682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 2008

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ____ to ________

                             SAGE INTERACTIVE, INC.
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)

              NEVADA                       000-52882             26-0578268
---------------------------------         ------------         ---------------
(State or other jurisdiction              (Commission          I.R.S. Employer
of incorporation or organization)           File No.)          Identification
                                                                   Number

                  2340 South Columbine Street, Denver, CO 80210
                  ---------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (303) 847-9000


              ----------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by checkmark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [_]                   Accelerated filer  [_]

  Non-accelerated filer  [_]                    Smaller reporting company  [X]
  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 920,000 shares of common stock outstanding as of June 10, 2008.

                             SAGE INTERACTIVE, INC.

                                      Index

                                                                            Page
                                                                            ----

Part I -  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets as of April 30, 2008 (unaudited) and
           July 31, 2007                                                      3

           Statements of Operations (unaudited) for the three months and nine months ended April 30, 2008, and for the period
           from inception (July 19, 2007) to April 30, 2008                   4

           Statements of Cash Flows (unaudited) for the nine months ended
           April 30, 2008, and for the period from inception
           (July 19, 2007) to April 30, 2008                                  5

           Notes to Financial Statements (unaudited)                          6

Item 2.    Management's Discussion and Analysis or Plan of Operation          9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         12

Item 4.    Controls and Procedures                                            12

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  13

Item 1A.   Risk Factors                                                       13

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        13

Item 3.    Defaults Upon Senior Securities                                    13

Item 4.    Submission of Matters to a Vote of Security Holders                13

Item 5.    Other Information.                                                 13

Item 6.    Exhibits                                                           13

SIGNATURES                                                                    14

                             SAGE INTERACTIVE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                         April 30,     July 31,
                                                                           2008          2007
                                                                        ----------    ----------
                                                                        (Unaudited)  (See Note 1)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                          $   23,892    $   25,000
     Reimbursable expenses                                                     199            --
                                                                        ----------    ----------
            Total current assets                                        $   24,091    $   25,000
                                                                        ==========    ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $    1,000    $      606
     Accrued expenses                                                        5,390            --
                                                                        ----------    ----------
            Total current liabilities                                        6,390           606
                                                                        ----------    ----------

Stockholders' equity:
     Preferred stock - $0.001 par value, 5,000,000 shares authorized:
            No shares issued or outstanding                                     --            --
     Common stock - $0.001 par value, 100,000,000 shares authorized:
            920,000 shares issued and outstanding                              920           900
     Additional paid-in capital                                             44,080        24,100
     Deficit accumulated  during the development stage                     (27,299)         (606)
                                                                        ----------    ----------
            Total stockholders' equity                                      17,701        24,394
                                                                        ----------    ----------

            Total liabilities and stockholders' equity                  $   24,091    $   25,000
                                                                        ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                             SAGE INTERACTIVE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
     for the three months and nine months ended April 30, 2008, and for the period from Inception (July 19, 2007) to April 30, 2008
                                   (Unaudited)


                                              Three        Nine         From
                                             months       months      Inception
                                              ended        ended   (July 19, 2007)
                                            April 30,    April 30,       to
                                               2008        2008     April 30, 2008
                                            ---------    ---------  --------------
Revenues                                    $      --    $     500  $          500

Cost of revenues                                   --          398             398
                                            ---------    ---------  --------------

Gross profit                                       --          102             102
                                            ---------    ---------  --------------

Expenses:
    General and administrative:
       Employee costs                           3,000        6,000           6,000
       Consulting fees                          3,000        5,699           5,699
       Legal and accounting fees                4,390       13,640          13,640
       Taxes, licenses and permits                 --          200             806
       Other                                      356        1,256           1,256
                                            ---------    ---------  --------------
          Total expenses                       10,746       26,795          27,401
                                            ---------    ---------  --------------

Net (loss)                                  $ (10,746)   $ (26,693) $      (27,299)
                                            =========    =========  ==============



Net (loss) per common share:
       Basic and Diluted                    $   (0.01)   $   (0.03) $        (0.03)
                                            =========    =========  ==============

Weighted average shares outstanding:
       Basic and Diluted                      920,000      906,245         910,704
                                            =========    =========  ==============


   The accompanying notes are an integral part of these financial statements.

                             SAGE INTERACTIVE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                    for the nine months ended April 30, 2008
       and for the period from Inception (July 19, 2007) to April 30, 2008
                                   (Unaudited)

                                                                        Inception
                                                                     (July 19, 2007)
                                                                           to
                                                              2008    April 30, 2008
                                                           --------   --------------
Cash flows from operating activities:
  Net (loss)                                               $(26,693)  $      (27,299)
                                                           --------   --------------
  Adjustments to reconcile net (loss)
      to net cash used by operating activities:
      (Increase) in reimbursable expenses                      (199)            (199)
      Increase in accounts payable and accrued expenses       5,784            6,390
                                                           --------   --------------
  Total adjustments                                           5,585            6,191
                                                           --------   --------------

     Net cash (used in) operating activities                (21,108)         (21,108)
                                                           --------   --------------

Cash flows from investing activities:
     Net cash (used in) investing activities                     --               --
                                                           --------   --------------

Cash flows from financing activities:
     Cash proceeds from sale of stock                        20,000           45,000
                                                           --------   --------------
     Net cash provided by financing activities               20,000           45,000
                                                           --------   --------------

Net increase (decrease) in cash and equivalents              (1,108)          23,892

Cash and equivalents at beginning of period                  25,000               --
                                                           --------   --------------
Cash and equivalents at end of period                      $ 23,892   $       23,892
                                                           ========   ==============


Supplemental Cash Flow Information
     Interest paid                                         $     --   $           --
                                                           ========   ==============
     Income taxes paid                                     $     --   $           --
                                                           ========   ==============


   The accompanying notes are an integral part of these financial statements.

                             SAGE INTERACTIVE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2008
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

     Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of April 30, 2008, results of operations for the three months and nine months ended April 30, 2008, and cash flows for the six months ended April 30, 2008, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-SB.

     Basis of Presentation: Sage Interactive, Inc. (the Company) was organized under the laws of the State of Nevada on July 19, 2007. The Company has been in the development stage since its formation and has not yet generated significant revenues from its planned operations. It plans to provide web development services from its headquarters in Denver, Colorado. The Company has chosen July 31 as its fiscal year-end.

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

     Per Share Amounts: SFAS 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Since inception the Company has not issued any potentially dilutive securities.

     Use of Estimates: The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements: In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which becomes effective on August 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Management is currently evaluating the impact of adopting this statement.

     In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 (SFAS 161), which becomes effective on February 1, 2009. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

     There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

2.   Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

     The Company is in its development stage and has not yet generated significant revenues from operations. It has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended April 30, 2008, the Company incurred a net loss of $22,303. At April 30, 2008, the Company had an accumulated deficit of $22,909. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

     Management does not believe that the Company's current capital resources will be sufficient to fund its operating activity and other capital resource demands during its next fiscal year. Management plans to obtain capital through the sale of equity or issuance of debt, joint venture or sale of its assets, and ultimately attaining profitable operations. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.   Related Party Transactions:

     During the nine months ended April 30, 2008, revenues include sales to a related party of $500.

     During the nine months ended April 30, 2008, employee costs included $6,000 paid to our Chief Executive Officer.

     Office space is provided to the Company at no cost by its Chief Executive Officer. No provision for these costs has been included in these financial statements as the amounts are not material.

     One of the Company's stockholders is also the Company's legal counsel. As of April 30, 2008, no legal fees had been accrued or paid to this stockholder.

4.   Income Taxes

     Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry forward, if not used, will expire in various years through 2028, and is subject to restrictions imposed by the Internal Revenue Code. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carryforwards may only be utilized to offset future taxable income, if any, and may be further limited by other provisions of the tax laws.

     The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                       Estimated              Change in
                Estimated NOL   NOL   Tax Benefit  Valuation  Valuation  Net Tax
Period Ending   Carry-forward Expires  from NOL    Allowance  Allowance  Benefit
--------------  ------------- ------- -----------  ---------  ---------  -------
July 31, 2007       $606       2027      $112        $(112)      $112      --
April 30, 2008     $26,693     2028     $4,938      $(4,938)    $4,938     --

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

     Income tax (benefit) at statutory rate resulting
     from net operating loss carryforward                            (15.0%)
     State tax (benefit) net of Federal benefit                       (3.5%)
     Deferred income tax valuation allowance                          18.5%
                                                                   --------
     Actual tax rate                                                     0%
                                                                   ========

5.   Stockholders' Equity

     Effective December 16, 2007, the Company completed the sale of 20,000 shares of common stock at $1.00 per share for cash proceeds of $20,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at April 30, 2008 and compares it to our financial condition at July 31, 2007. Finally, the discussion summarizes the results of our operations for the three months and nine months ended April 30, 2008. This discussion and analysis should be read in conjunction with our audited financial statements for the period ended July 31, 2007, including footnotes, and the discussion and analysis included in our Form 10-SB.

Plan of Operation

Sage Interactive, Inc. (the "Company") was organized under the laws of the State of Nevada on July 19, 2007. Our plan of operation is to provide web development services from our headquarters in Denver, Colorado.

Liquidity and Capital Resources

As of April 30, 2008, we had working capital of $17,701. We had current assets of $24,091 and current liabilities of $6,390. This represents a decrease of $6,693 in working capital compared to the balance of $24,394 reported at July 31, 2007. During the nine months ended April 30, 2008, our working capital declined as we invested our capital resources in the development of our business.

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

During the nine months ended April 30, 2008, we used cash of $21,108 in operating activities and received cash proceeds of $20,000 from the sale of common stock.

Results of Operations - Three Months Ended April 30, 2008 (Please see the explanatory note regarding the comparison to the Three Months Ended April 30,
2007)

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

For the three months ended April 30, 2008, we recorded a net loss of $(10,746), or $ (0.01) per share.

Revenue for the three months ended April 30, 2008 was $nil and cost of revenues for the three months ended April 30, 2008 was $nil. As we are still in the development stage, we expect revenues to fluctuate significantly during the quarterly reporting periods.

Operating expenses were $10,746 for the three months ended April 30, 2008. All of the expenses represent costs required to implement our business plan.

Results of Operations - Nine Months Ended April 30, 2008 (Please see the explanatory note regarding the comparison to the Nine Months Ended April 30,
2007)

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

For the nine months ended April 30, 2008, we recorded a net loss of $(26,693), or $(0.03) per share.

Revenue for the nine months ended April 30, 2008 was $500, representing sales to a related party. Cost of revenues for the nine months ended April 30, 2008 was $398, representing web development costs incurred for the job that was completed during the period.

Operating expenses were $26,795 for the nine months ended April 30, 2008. All of the expenses represent costs required to implement our business plan.

Forward-Looking Statements

This Form 10-Q contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

     - statements concerning the benefits that we expect will result from our business activities and that we contemplate or have completed; and

     - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this report or incorporated by reference in this report.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our report on Form 10-SB, other reports filed with the SEC and the following:

     o    The worldwide economic situation;
     o    Any change in interest rates or inflation;
     o The willingness and ability of third parties to honor their contractual commitments;
     o Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
     o Environmental and other regulations, as the same presently exist and may hereafter be amended;

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

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures. We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of April 30, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 1A.  Risk Factors.

     We are not aware of any market risk factors in addition to those disclosed in the Form 10-SB filed on October 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     During the periods covered by this report, we issued shares of our common stock without registering those securities under the Securities Act of 1933, as amended ("Securities Act"). On July 30, 2007, we issued 900,000 shares of common stock to our founders for cash proceeds of $25,000. From November, 2007 to December, 2007, we issued 20,000 shares of common stock to investors for cash proceeds of $20,000.

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

                                       SAGE INTERACTIVE, INC.



                                      /s/ Brian D. Frenkel
                                      -------------------
Dated: June 13, 2008              By: Brian D. Frenkel
                                      President and Principal Executive Officer