Form 10-K
period 2008-07-31
Sage Interactive, Inc.
filed 2008-11-13
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 000-52882

SAGE INTERACTIVE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0578268
(State of incorporation)	(I.R.S. Employer Identification Number)

2340 South Columbine Street Denver, CO 80210
(Address of principal executive offices)

(303) 847-9000
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒    NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act),

YES ☐    NO ☒

As of November 1, 2008, the Company had 920,000 shares of its $.001 par value common stock issued and outstanding.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Issuer’s revenues for the year ended July 31, 2008 were $500.

Aggregate market value of voting stock held by non-affiliates: N/A.

Index to Sage Interactive, Inc. 2008 Form 10-K

Cautionary Note Regarding Forward-Looking Statements

PART I
Item 1.	Description of Business
Item 1A	Risk Factors
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8a.	Controls and Procedures
Item 8b.	Other Information

PART III
Item 9.	Directors and Executive Officers
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K
Item 14.	Principal Accountant Fees and Services

Signatures
Exhibits

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K for Sage Interactive, Inc. (“the Company”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. Actual future results may differ significantly from the results discussed in the forward-looking statements. Some of the risks that may affect our performance are discussed below under “Risk Factors Associated with Our Business.”

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

        We were incorporated in Nevada on July 19, 2007 to provide web development services to our customers.

Our Business

        We have expanded our initial focus of providing web development services in Denver, Colorado to providing discounted web development services, logo design, stationary design, and other graphic design work from our website located at www.sageia.com.

Sage Interactive, Inc. Homepage

Web Development

        Web development is a broad term relating to the activities involved in creating web sites on the Internet. We believe that business web sites have become a mandatory element in the marketing of businesses.

        Web development companies range in size from independent contractors to full-scale interactive advertising agencies. We estimate that there are over 30,000 web development firms in the United States, but it is impossible to estimate the number of independent contractors operating in the web development space.

        During the early stages of the Internet, most web sites were built using the Hyper Text Markup Language (HTML). While HTML is still the predominant language of most websites, there have been many enhancements to web programming languages over the past few years. Sites are now being built using technologies such as Flash, PHP and Ruby on Rails which are capable of much more dynamic and complex applications than the original HTML programming language.

        In addition to the enhancements in web programming languages, there has been a recent movement in web development known as “Web 2.0.” Web 2.0 refers to those web sites which allow users to share information and contribute to the web site’s content. Many sites have added Web 2.0 features such as blogs, message boards and other interactive applications.

        Web development companies work with other companies to build web sites that harness the power of the most current technologies and trends. Many companies do not have the need or the resources to hire full-time web development employees, so these projects are outsourced to web development companies. Companies also hire web development companies to help build web-based applications, consult on web marketing ideas and optimize a site’s search ranking on popular sites such as Google and Yahoo.

Operating Strategy

        Our operating strategy is to provide discounted web development and graphic design services from our website located at www.sageia.com. We believe that many businesses cannot afford to work with the larger web development companies or graphic design firms and are forced to use independent contractors instead. We intend to price our services between that of full-scale web development firms and independent contractors.

        We believe that our operating strategy will position us to obtain contracts from small and medium sized business. We believe our focus on businesses of this size will allow us to offer better pricing than other full-scale web development firms. We also believe that our operating strategy will position us as a good alternative to independent contractors. As a full-scale web development and graphic design firm, we will be able to offer services that independent contractors cannot. For instance, we will be able to offer credit terms to our customers while most independent contractors require to be paid as work is partially completed.

Independent Contractors

        We ourselves rely on the services of independent agents and contractors in our web development and graphic design services. Currently, we are working with a web development and graphic design firm based in Argentina. Firms located outside the United States allow us to take advantage of favorable currency exchange rates.

Competition

        The web development and graphic design industry is highly competitive and fragmented. We compete primarily against other online web development companies, advertising and marketing agencies and independent contractors.

        There are a number of other web development companies that have substantially greater financial resources, have more web development experience, and more technical knowledge. Our competition includes LogoWorks, Inc., Logo Design Mojo, Inc. and The Logo Loft, Inc.

        Some of our competitors may be prepared to accept smaller fees than we when bidding for contracts. There can be no assurance that we will be able to compete successfully or that the competitive pressures faced by us, including those described above, will not reduce our revenue and the likelihood of any profitability.

        Competition is based primarily on pricing, technical capabilities, service and to a lesser extent, name recognition. We have yet to establish name recognition. We intend to stay competitive by offering better service and prices than our competitors while maintaining competitive technical capabilities.

Marketing and Advertising

        We currently have only one employee, our Chief Executive Officer, who develops and implements our advertising strategy, including identifying customers and developing business relationships with local businesses. Additionally, he is responsible for soliciting advertising contracts. We intend to increase our sales force as our sales and revenue increase.

        Our marketing strategy is to emphasize our commitment to high quality web development and graphic design services for lower prices than other full service firms. We are seeking to establish, maintain and strengthen our presence with prospective customers.

        We intend to use the Internet to market our services to prospective customers. We will purchase pay-per-click advertising placements on websites such as Yahoo and Google in such amounts as we can afford based upon our operating revenue. In addition, we plan to advertise our services on local message boards such as Craigslist.

Employees

        We currently have one full time employee, our Chief Executive Officer. We do not intend to hire additional employees until such time as our operations require. We plan to interview independent contractors in order to increase our available work force, if necessary.

ITEM 1A.   RISK FACTORS

        An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before purchasing any shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impair our business operations. If any of the events described in the risk factors below actually occurs, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy shares of our common stock.

Risks Relating to Our Business

We are a development stage company and may never be profitable.

        We are a development stage company, and are not operating at a profit. There is no assurance we will ever be profitable or that your investment will have any future value. Although our management has past experience with web development, we are a new business and investment in our company is risky. We have no meaningful operating history so it will be difficult for you to evaluate an investment in our stock. For the period from our inception (July 19, 2007) through July 31, 2008, we had revenue of $500 and reported a loss of $28,257. We cannot assure you that we will ever be profitable and you should not invest unless you are prepared to lose your entire investment.

The competitive nature of our industry could impair our ability to obtain customers and reduce our revenue and likelihood of profitability.

         We operate in a very competitive business environment that could adversely affect our ability to obtain and maintain customers. The web development industry is highly fragmented and competitive, with several local service providers as well as a large number of smaller independent contractors serving local and regional markets. The majority of our competitors have greater financial and other resources than we do. Many of our competitors also have a history of successful operations and an established reputation within the industry. Contracts in the web development industry are generally gained through a competitive bidding process. Some of our competitors may be prepared to accept smaller fees than we when negotiating contracts. Our inability to be competitive in obtaining and maintaining customers would reduce our revenue and our likelihood of profitability.

We are dependent upon our sole executive officer remaining skilled in the most current software languages and if he fails to do so, we may not be able to obtain new customers or keep our existing customers.

        Web development languages are constantly changing, and we rely on our management to remain skilled in new languages. If we are unable to develop web sites in the most current programming languages, it is possible that we will not be able to secure new customers or maintain current contracts.

Our reliance on developers who are independent contractors could reduce our operating control and we could also have trouble attracting and retaining independent contractors.

        We rely on the services of web developers who are independent contractors which may reduce our operating control compared to companies who do not rely on independent contractors. We also face potential difficulties attracting these independent contractors during times when web development services are in high demand. Moreover, contracts with independent contractors are terminable upon short or no notice by either party. We cannot assure that we will be successful in obtaining the services of independent contractors, that any independent contractors who terminate their contracts with us can be replaced or that we will be able to retain additional contractors.

Risks Relating to Our Securities

There is no trading market for any of our securities and a trading market will not develop in the near future.

        There is no trading market for any of our securities and a trading market will not develop in the future, unless we seek to list our securities for trading on the Electronic Bulletin Board or other quotation service or exchange. At present we do not qualify for listing on any such quotation service or exchange.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions, which could impair liquidity and make trading difficult.

        SEC Rule 15g-9, as amended, establishes the definition of a “penny stock” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stock for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock.

        For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stock and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.   To approve a person’s account for transactions in penny stock, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stock are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stock.

        The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	The basis on which the broker or dealer made the suitability determination, and
•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

        Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

        Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stock has experienced numerous frauds and abuses which could adversely impact investors in our stock.

        OTCBB securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

        Patterns of fraud and abuse include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Control by Two Shareholders

        Two of our shareholders own 97.8% of our outstanding common stock. As a result, these individuals will continue to control all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

Cumulative Voting and Preemptive Rights and Control

        There are no preemptive rights in connection with our common stock. Cumulative voting in the election of Directors is not allowed. Accordingly, the holders of a majority of the shares of common stock, present in person or by proxy, will be able to elect all of our Board of Directors.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

        We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future, so any return on investment may be limited to the value of our stock. We plan to retain any future earnings to finance growth.

ITEM 2.   DESCRIPTION OF PROPERTY

        Our principal address is 2340 S. Columbine Street, Denver, Colorado, 80210. Our Chief Executive Officer provides this office space in his home at no cost to us and will continue this arrangement until such time as we generate sufficient revenue to rent other facilities.

ITEM 3.   LEGAL PROCEEDINGS

        We are not currently involved in any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted during the fiscal year ended July 31, 2008, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        No public market currently exists for shares of our common stock.

        As of July 31, 2008, a total of 920,000 shares of our common stock were outstanding, owned by twenty-seven (27) individuals.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto contained in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of certain factors, including those set forth under “Risk Factors Associated with Our Business” and elsewhere in this report.

Plan of Operation

        Sage Interactive, Inc. (the “Company”) was organized under the laws of the State of Nevada on July 19, 2007. Our plan of operation is to provide web development services from our headquarters in Denver, Colorado. We are unable, at this time, to predict when, if ever, our objectives will be achieved.

Capital Investment

        We do not anticipate any significant capital expenditures for the next twelve months.

Liquidity and Capital Resources

        As of July 31, 2008, we had working capital of $11,043. We had current assets of $16,338 and current liabilities of $5,295. This represents a decrease of $13,351 in working capital compared to the balance of $24,394 reported at July 31, 2007. During the year ended July 31, 2008, our working capital declined as we invested our capital resources in the development of our business.

        To fund our operations, we sold 900,000 shares to our founders for cash proceeds of $25,000. In addition, during December, 2007, we issued 20,000 shares of common stock for $20,000 in cash. These funds are being used for legal, accounting, administrative, consulting and marketing costs. We intend to use our limited cash to purchase necessary equipment, retain a small amount of working capital and begin marketing our services.

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

        During the year ended July 31, 2008, we used cash of $23,161 in operating activities, used $5,700 in investing activities related to the website, and received cash proceeds of $20,000 from the sale of common stock.

Results of Operations — Year Ended July 31, 2008 Compared to the Twelve Day Period Ended July 31, 2007

        (Explanatory Note) Since we commenced operations on July 19, 2007, the amounts for the year ended July 31, 2008 are not comparable to the amounts for the 12 day period ended July 31, 2007.

        We are considered a development stage company for accounting purposes, since we are working to start the Company and to implement our plan of operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

        For the year ended July 31, 2008, we recorded a net loss of ($27,651), or ($0.03) per share, compared to a net loss for 2007 of ($606) or $(0.01) per share. In 2008 we reported our first revenue, a sale of $500 to a related party.

        Operating expenses increased to $27,753 for the year ended July 31, 2008 compared to $606 for 2007. All of the expenses represent costs required to implement our business plan

Forward-Looking Statements

        This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

        You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7.   FINANCIAL STATEMENTS

SAGE INTERACTIVE, INC.
(A Development Stage Company)

Financial Statements
And
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sage Interactive, Inc.

We have audited the accompanying balance sheets of Sage Interactive, Inc. (A Development Stage Company) as of July 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year ended July 31, 2008, the period from July 19, 2007 (inception) to July 31, 2007, and the period from July 19, 2007 (inception) to July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sage Interactive, Inc. (A Development Stage Company) as of July 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended July 31, 2008, the period from July 19, 2007 (inception) to July 31, 2007, and the period from July 19, 2007 (inception) to July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has minimal business operations to date and has an accumulated deficit since inception, which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

November 7, 2008

SAGE INTERACTIVE, INC.
(A Development Stage Company)
BALANCE SHEETS

	July 31, 2008	July 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$16,139	$25,000
Reimbursable expenses	199	—

Total current assets	16,338	25,000

Website development costs	5,700	—

Total assets	$22,038	$25,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,000	$606
Accrued expenses	2,295	—
Accrued expenses, related party	2,000	—

Total current liabilities	5,295	606

Commitments and contingencies (Notes 2, 4 and 5)

Stockholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized:
920,000 and 900,000 shares issued and outstanding at
July 31, 2008 and 2007, respectively	920	900
Additional paid-in capital	44,080	24,100
(Deficit) accumulated during the development stage	(28,257)	(606)

Total stockholders' equity	16,743	24,394

Total liabilities and stockholders' equity	$22,038	$25,000

The accompanying notes are an integral part of these financial statements.

SAGE INTERACTIVE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the year ended July 31, 2008,
and for the period from Inception (July 19, 2007) to July 31, 2007 and for the period from Inception (July 19, 2007) to July 31, 2008

	Year ended July 31, 2008	From Inception (July 19, 2007) to July 31, 2007	From Inception (July 19, 2007) to July 31, 2008

Revenues	$500	$—	$500

Cost of revenues	398	—	398

Gross profit	102	—	102

Expenses:
Employee costs	9,000	—	9,000
Consulting fees	799	—	799
Legal and accounting fees	15,935	—	15,935
Taxes, licenses and permits	375	606	981
Other	1,644	—	1,644

Total expenses	27,753	606	28,359

Net (loss)	$(27,651)	$(606)	$(28,257)

Net (loss) per common share:
Basic and Diluted	$(0.03)	$(0.01)	$(0.03)

Weighted average shares outstanding:
Basic and Diluted	913,085	75,000	886,479

The accompanying notes are an integral part of these financial statements.

SAGE INTERACTIVE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the year ended July 31, 2008
and for the period from Inception (July 19, 2007) to July 31, 2007 and for the period from Inception (July 19, 2007) to July 31, 2008

	Year ended July 31, 2008	From Inception (July 19, 2007) to July 31, 2007	From Inception (July 19, 2007) to July 31, 2008

Cash flows from operating activities:
Net (loss)	$(27,651)	$(606)	$(28,257)

Adjustments to reconcile net (loss) to net cash
used by operating activities:
(Increase) in reimbursable expenses	(199)	—	(199)
Increase in accounts payable	394	606	1,000
Increase in accrued expenses	4,295	—	4,295

Total adjustments	4,490	606	5,096

Net cash (used in) operating activities	(23,161)	—	(23,161)

Cash flows from investing activities:
Capital expenditures	(5,700)	—	(5,700)

Net cash (used in) investing activities	(5,700)	—	(5,700)

Cash flows from financing activities:
Cash proceeds from sale of stock	20,000	25,000	45,000

Net cash provided by financing activities	20,000	25,000	45,000

Net increase (decrease) in cash and equivalents	(8,861)	25,000	16,139

Cash and equivalents at beginning of period	25,000	—	—

Cash and equivalents at end of period	$16,139	$25,000	$16,139

Supplemental Cash Flow Information
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

SAGE INTERACTIVE, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from inception (July 19, 2007) to July 31, 2008

	Preferred Stock		Common Stock		Additional Paid - in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at Inception, July 19, 2007	—	$—	—	$—	$—	$—	$—

Shares issued for cash at $0.028, July 30, 2007	—	—	900,000	900	24,100	—	25,000

Net (loss)	—	—	—	—	—	(606)	(606)

Balance, July 31, 2007	—	—	900,000	900	24,100	(606)	24,394

Shares issued for cash at $1.00, December 16, 2007	—	—	20,000	20	19,980	—	20,000

Net (loss)	—	—	—	—	—	(27,651)	(27,651)

Balance, July 31, 2008	—	$—	920,000	$920	$44,080	$(28,257)	$16,743

The accompanying notes are an integral part of these financial statements.

SAGE INTERACTIVE, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2008

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (US GAAP) and have been consistently applied in the preparation of the financial statements. The financial statements are stated in US dollars.

Organization

Sage Interactive, Inc. (the Company) was organized under the laws of the State of Nevada on July 19, 2007. The Company has been in the development stage since its formation and has not yet generated significant revenues from its planned operations. It plans to provide web development services from its headquarters in Denver, Colorado. The Company selected July 31 as its fiscal year-end.

Development Stage Company

Based on the Company’s business plan, it is a development stage company, since planned principle operations have not yet commenced. Accordingly, the Company’s financial statements are presented in conformity with US GAAP that applies to developing enterprises. As a development stage enterprise, the Company must utilize accounting principles consistent with those required of an established enterprise, and, in addition, must disclose the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of assets and liabilities, valuation of deferred tax assets, and the likelihood of loss contingencies Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.

SAGE INTERACTIVE, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2008

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers cash in banks, deposits in transit, and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. At July 31, 2008, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

Website Development Costs

The Company incurs costs to develop its website, including planning, design, general and application software development, graphics creation, html coding, installation and testing. Pursuant to the guidance set forth by the Emerging Issues Task Force in Issue No. 00-2, certain costs are capitalized and certain costs are expensed. Generally, planning stage costs are expensed, development stage costs are capitalized, and operating stage costs are expensed. During the year ended July 31, 2008, development costs of $5,700 were capitalized. Amortization of capitalized costs commences when the website goes operational. The website reached operational status subsequent to July 31, 2008, and no amortization expense was recorded for the year ended July 31, 2008.

Net (Loss) Per Common Share

The Company follows SFAS 128, “Earnings Per Share”. Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Revenue Recognition

The Company has not yet generated significant revenues. It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Bulletin (SAB) No. 104, “Revenue Recognition”. Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

SAGE INTERACTIVE, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2008

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Fair Value Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Segment Information

The Company follows Statement of Financial Accounting Standards (SFAS) 131, “Disclosure about Segments of an Enterprise and Related Information”. Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Recent Pronouncements

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is not allowed. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (SFAS 161), which becomes effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which becomes effective upon approval by the SEC. This standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern.

The Company is in its development stage and is implementing its business plan. It has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended July 31, 2008, the Company incurred a net loss of $27,651. At July 31, 2008, the Company had an accumulated deficit of $28,257. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

SAGE INTERACTIVE, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2008

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. STOCKHOLDERS’ EQUITY

Preferred Stock    The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.001. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. Since inception, the Company has not issued any preferred shares.

Common Stock     The Company has authorized 100,000,000 shares of $0.001 par value common stock.

On July 30, 2007, the Company issued 900,000 shares of common stock to its founders for cash of $25,000.

Effective December 16, 2007, the Company completed the sale of 20,000 shares of common stock at $1.00 per share for cash proceeds of $20,000. The stock certificates representing the 20,000 shares of common stock have not been printed or distributed as of the date of this audit.

SAGE INTERACTIVE, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2008

NOTE 4. INCOME TAXES

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

July 31, 2008	27,651	2028	5,115	(5,115)	(5,003)	—
July 31, 2007	606	2027	112	(112)	(112)	—

Total	28,257		5,227	(5,227)		—

Income taxes at the statutory rate are reconciled to the Company’s reported income tax expense (benefit) as follows:

Income tax (benefit) at statutory rate resulting from
net operating loss carryforward	(15.0%)
State tax (benefit) net of Federal benefit	(3.5%)
Deferred income tax valuation allowance	18.5%

Reported tax rate	0%

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carryforwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset.

NOTE 5. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

During the year ended July 31, 2008, revenues consist of sales to a related party.

The Company has an agreement with its President that provides for compensation of $1,000 per month. The agreement can be terminated at any time by either party.

Office space is provided to the Company at no cost by its President. No provision for these costs has been included in these financial statements as the amounts are not material.

One of the Company’s founding shareholders is also the Company’s legal counsel. As of July 31, 2008, no legal fees had been accrued or paid to this shareholder.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

ITEM 8A.    CONTROLS AND PROCEDURES

    (a)        Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure.

        Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

        Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of July 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

        Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one individual initiates, authorizes, and completes all transactions. The Company has not implemented measures that would prevent the individual from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

        Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

    (b)        Changes in Internal Control over Financial Reporting. During 2008, there were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

        Not Applicable.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

Name	Age	Position

Brian D. Frenkel	31	Chief Executive Officer, Chief Financial Officer, and Director

        Brian D. Frenkel. Mr. Frenkel is a graduate of the University of Colorado’s Engineering School with a degree in Computer Science. In 1999, he was a founder and the Chief Technical Officer of Internet Payment Network, Inc., a startup company providing Internet based credit card processing. Since June 2000, Mr. Frenkel has been the President of Metro Home Furniture, LLC, a Denver, a privately-held Colorado-based retailer of home furnishings. He also acts as a Director of PocketFuzz, Inc., a privately-held online company providing content distribution services for the mobile industry. Mr. Frenkel is skilled in many programming languages including C++, Visual Basic, HTML, Java, JavaScript, Flash and PHP.

Director Independence

        Presently, we are not required to have independent directors. Our sole director, Brian Frenkel, is not independent. If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Indemnification of Directors

        Under our bylaws we indemnify a director or officer of our company against liability and advance the costs of defending any such person against liability, provided (i) the director or officer was acting on our behalf in his official capacity as a director or officer, and (ii) such director or officer conducted himself in good faith and believed his conduct was in, or not opposed to, our best interests (or in the case of any criminal proceeding, that he had no reasonable cause to believe his conduct was unlawful). We may not indemnify a director or officer, however, if such director or officer is adjudged liable to us, or if the director or officer is adjudged to have derived an improper personal benefit.

        Indemnification permitted by these provisions is limited to reasonable expenses incurred in connection with the proceeding upon which liability is predicated, which includes the amount of any such liability actually imposed.

Code of Ethics

        We have not adopted a Code of Ethics.

ITEM 10.   EXECUTIVE COMPENSATION

        Brian Frenkel earned $9,000 for the period of inception (July 19, 2007) to July 31, 2008. No stock options or stock grants were granted or exercised for the years ending July 31, 2008 and 2007. As of November 1, 2008, none of our officers and/or directors is being compensated for their services during the development stage of our business operations.

Employment Contracts

        We have no employment agreements with any of our executive officers or directors.

Director Compensation

        None of our directors receive any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal year ended July 31, 2008, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information with respect to the ownership of our Common Stock as of the record date, by (i) each person who is known by us to own of record or beneficially more than 10% of our Common Stock, (ii) each of our directors and officers and all officers and directors as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock. Shareholdings include shares held by family members. The addresses of the individuals listed below are in the Company’s care unless otherwise noted.

Name and Address	Number of Shares	Percent of Class

Jennifer L. Frenkel (1)	450,000	48.91%
2340 South Columbine Street
Denver, CO 80210

Gary A. Agron (2)	450,000	48.91%
5445 DTC Parkway, Suite 520
Greenwood Village, CO 80111

All officers and directors
as a group (1 persons)	-0-	Not Applicable

(1)	Jennifer L. Frenkel is the wife of Brian D. Frenkel who is our sole officer and director.
(2)	Gary A. Agron is Jennifer L. Frenkel's stepfather and the Company's legal counsel.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Jennifer L. Frenkel, is the wife of Brian D. Frenkel who is our sole officer and director. Gary A. Agron is Jennifer L. Frenkel's stepfather and the Company's legal counsel.

        We have not adopted formal policies and procedures for the review, approval or ratification of related party transactions with our executive officers, directors or significant stockholders. However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits and Reports on Form 8-K

Exhibit No	Description

3.1	Articles of Incorporation of the registrant (1)
3.2	Bylaws of registrant (1)
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 filed herewith
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 filed herewith
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith

(1)	Incorporated by reference into on Form 10SB filed on October 30, 2007.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Company’s board of directors has appointed Schumacher & Associates, Inc. as our independent accountants to perform the audit for the year ended July 31, 2008. The board reviews and approves audit and permissible non-audit services as well as the fees charged for such services. In its review of non-audit service fees, the board of directors will consider whether the provision of such services is compatible with maintaining Schumacher & Associate’s independence.

        The following table sets forth fees paid to (or accrued to) our principal accounting firm of Schumacher & Associates, Inc. for the periods ended July 31, 2008 and 2007:

	2008	2007

Audit Fees	$10,200	$0
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$10,200	$0

SIGNATURES

        In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on November 13, 2008.

SAGE INTERACTIVE, INC.
By:	/s/ Brian D. Frenkel
Brian D. Frenkel Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director