Form 10-Q
period 2008-10-31
Sage Interactive, Inc.
filed 2008-12-15
CIK 1416682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2008

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

                 ----------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 920,000 shares of common stock outstanding as of December 12, 2008.

                             SAGE INTERACTIVE, INC.

                                      Index


                                                                            Page

Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of October 31, 2008 (unaudited) and
            July 31, 2008                                                      3

            Statements of Operations (unaudited) for the three months
            ended October 31, 2008 and 2007, and for the period
            from inception (July 19, 2007) to October 31, 2008                 4

            Statements of Cash Flows (unaudited) for the three months
            ended October 31, 2008 and 2007, and for the period from
            inception (July 19, 2007) to October 31, 2008                      5

            Notes to Financial Statements (unaudited)                          6

Item 2.     Management's Discussion and Analysis or Plan of Operation          9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        11

Item 4T.    Controls and Procedures                                           11

Part II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                 12

Item 1A.    Risk Factors                                                      12

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       12

Item 3.     Defaults Upon Senior Securities                                   12

Item 4.     Submission of Matters to a Vote of Security Holders               12

Item 5.     Other Information                                                 12

Item 6.     Exhibits                                                          12

SIGNATURES                                                                    13


                             SAGE INTERACTIVE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                        October 31,     July 31,
                                                                           2008          2008
                                                                        -----------    --------
                                                                        (Unaudited)

                                        ASSETS

Current assets:
     Cash and cash equivalents                                          $    11,700    $    16,139
     Reimbursable expenses                                                       --            199
                                                                        -----------    -----------
            Total current assets                                             11,700         16,338

Website development costs, net                                                5,542          5,700
                                                                        -----------    -----------

            Total assets                                                $    17,242    $    22,038
                                                                        ===========    ===========



                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $     5,100    $     1,000
     Accrued expenses                                                         2,500          2,295
     Accrued expenses, related party                                          4,200          2,000
                                                                        -----------    -----------
            Total current liabilities                                        11,800          5,295
                                                                        -----------    -----------



Stockholders' equity:
     Preferred stock - $0.001 par value, 5,000,000 shares authorized:
            No shares issued or outstanding                                      --             --
     Common stock - $0.001 par value, 100,000,000 shares authorized:
             920,000 shares issued and outstanding at
            October 31, 2008 and July 31, 2008                                  920            920
     Additional paid-in capital                                              44,080         44,080
     (Deficit) accumulated  during the development stage                    (39,558)       (28,257)
                                                                        -----------    -----------
            Total stockholders' equity                                        5,442         16,743
                                                                        -----------    -----------

            Total liabilities and stockholders' equity                  $    17,242    $    22,038
                                                                        ===========    ===========



   The accompanying notes are an integral part of these financial statements.



                             SAGE INTERACTIVE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
        for the three months ended October 31, 2008 and 2007, and for the period from Inception (July 19, 2007) to October 31, 2008
                                   (Unaudited)


                                                                                From
                                                 Three          Three        Inception
                                                months         months         (July 19,
                                                 ended          ended         2007) to
                                              October 31,    October 31,     October 31,
                                                 2008           2007            2008
                                              -----------    -----------    ------------
Revenues                                      $       250    $        --    $        750

Cost of revenues                                      199             --             597
                                              -----------    -----------    ------------

Gross profit                                           51             --             153
                                              -----------    -----------    ------------

Expenses:
    General and administrative
       Consulting fees                              3,000             --          12,799
       Legal and accounting fees                    7,500          7,500          23,435
       Taxes, licenses and permits                    276            200           1,257
       All other general and administrative           418            153           2,062
    Amortization                                      158             --             158
                                              -----------    -----------    ------------
           Total expenses                          11,352          7,853          39,711
                                              -----------    -----------    ------------

Net (loss)                                    $   (11,301)   $    (7,853)   $    (39,558)
                                              ===========    ===========    ============

Net (loss) per common share:
       Basic and Diluted                      $     (0.01)   $     (0.01)   $      (0.04)
                                              ===========    ===========    ============

Weighted average shares outstanding:
       Basic and Diluted                          920,000        900,000         893,040
                                              ===========    ===========    ============


   The accompanying notes are an integral part of these financial statements.


                             SAGE INTERACTIVE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        for the three months ended October 31, 2008 and 2007 and for the period from Inception (July 19, 2007) to October 31, 2008
                                   (Unaudited)

                                                                                     From
                                                        Three          Three       Inception
                                                       months         months        (July 19,
                                                        ended          ended        2007) to
                                                     October 31,    October 31,    October 31,
                                                        2008           2007           2008
                                                     -----------    -----------    -----------
Cash flows from operating activities:
     Net (loss)                                      $   (11,301)   $    (7,853)   $   (39,558)
                                                     -----------    -----------    -----------
     Adjustments to reconcile net (loss) to net
         cash used by operating activities:
         Amortization                                        158             --            158
     Changes in operating assets and liabilities:
          Decrease in reimbursable expenses                  199             --             --
         Increase in accounts payable                      4,100          4,394          5,100
         Increase in accrued expenses                      2,405             --          6,700
                                                     -----------    -----------    -----------
     Total adjustments                                     6,862          4,394         11,958
                                                     -----------    -----------    -----------

         Net cash (used in) operating activities          (4,439)        (3,459)       (27,600)
                                                     -----------    -----------    -----------

Cash flows from investing activities:
         Capital expenditures                                 --             --         (5,700)
                                                     -----------    -----------    -----------
         Net cash (used in) investing activities              --             --         (5,700)
                                                     -----------    -----------    -----------

Cash flows from financing activities:
         Cash proceeds from sale of stock                     --             --         45,000
                                                     -----------    -----------    -----------
         Net cash provided by financing activities            --             --         45,000
                                                     -----------    -----------    -----------

Net increase (decrease) in cash and equivalents           (4,439)        (3,459)        11,700

Cash and equivalents at beginning of period               16,139         25,000             --
                                                     -----------    -----------    -----------
Cash and equivalents at end of period                $    11,700    $    21,541    $    11,700
                                                     ===========    ===========    ===========


Supplemental Cash Flow Information
     Interest paid                                   $        --    $        --    $        --
                                                     ===========    ===========    ===========
     Income taxes paid                               $        --    $        --    $        --
                                                     ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                             SAGE INTERACTIVE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2008
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

     Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of October 31, 2008, results of operations for the three months ended October 31, 2008, and cash flows for the three months ended October 31, 2008, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 2008, included in the Company's Form 10-K.

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

     Use of Estimates:    The preparation of financial statements in conformity
with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying financial statements include the identification and valuation of assets and liabilities, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.

     Recent Accounting Pronouncements:    There were various other accounting
standards and interpretations issued during 2008, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

2.   Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

     The Company is in its development stage and has not yet generated significant revenues from operations. It has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended October 31, 2008, the Company incurred a net loss of $11,301. At October 31, 2008, the Company had an accumulated deficit of $39,558. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

3.   Commitments, Contingencies and Related Party Transactions

     During the three months ended October 31, 2008, revenues consist of sales to a related party of $250.

     The Company has an agreement with its President that provides for compensation of $1,000 per month. The agreement can be terminated at any time by either party. During the three months ended October 31, 2008, compensation costs of $3,000 were accrued pursuant to this agreement.

     Office space is provided to the Company at no cost by its President. No provision for these costs has been included in these financial statements as the amounts are not material.

     One of the Company's founding stockholders is also the Company's legal counsel. As of October 31, 2008, no legal fees had been accrued or paid to this stockholder.

4.   Income Taxes

     Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry forward, if not used, will expire in various years through 2029, and is subject to restrictions imposed by the Internal Revenue Code. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may only be utilized to offset future taxable income, if any, and may be further limited by other provisions of the tax laws.

     The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                     Estimated           Estimated
                         NOL                Tax                 Change in
                       Carry-     NOL     Benefit    Valuation  Valuation  Net Tax
 Period Ending        forward   Expires  from NOL    Allowance  Allowance  Benefit
----------------     ---------  -------  ---------   ---------  ---------  -------
 July 31, 2007        $    606    2027    $   112     $  (112)   $  (112)      --
 July 31, 2008          27,651    2028      5,115      (5,115)    (5,115)      --
October 31, 2008        11,301    2029      2,091      (2,091)    (2,091)      --
                      --------            -------     -------
     Total            $ 39,558            $ 7,318     $(7,318)
                      ========            =======     =======


Income taxes at the statutory rate are reconciled to the Company's reported income tax expense (benefit) as follows:

    Income tax (benefit) at statutory rate resulting
         from net operating loss carry forward              (15.0%)
    State tax (benefit) net of Federal benefit               (3.5%)
    Deferred income tax valuation allowance                  18.5%
                                                           --------
    Reported tax rate                                           0%
                                                           ========

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview
--------

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at October 31, 2008 and compares it to our financial condition at July 31, 2008. Finally, the discussion summarizes the results of our operations for the three months ended October 31, 2008. This discussion and analysis should be read in conjunction with our audited financial statements for the period ended July 31, 2008, including footnotes, and the discussion and analysis included in our Form 10-K.

Plan of Operation
-----------------

Sage Interactive, Inc. (the "Company") was organized under the laws of the State of Nevada on July 19, 2007. Our plan of operation is to provide web development services from our headquarters in Denver, Colorado. We are unable at this time to predict when, if ever, our objectives will be achieved.

Liquidity and Capital Resources
-------------------------------

As of October 31, 2008, we had a working capital deficit of $(100), comprised of current assets of $11,700 and current liabilities of $11,800. This represents a decrease of $11,143 in working capital compared to the balance of $11,043 reported at July 31, 2008. During the three months ended October 31, 2008, our working capital declined as we invested our capital resources in the development of our business.

Funds are being used for legal, accounting, administrative, consulting and marketing costs. We intend to use our limited cash to purchase necessary equipment, retain a small amount of cash reserve and begin marketing our services. We will increase capital expenditures consistent with any growth in operations, infrastructure or personnel.

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

Net cash used in operating activities during the three months ended October 31, 2008 was $4,439 compared to $3,459 during the three months ended October 31, 2007.

During the three months ended October 31, 2008 and 2007 there were no cash flows from investing activities or from financing activities.

Results of Operations - Three Months Ended October 31, 2008 Compared to the
---------------------------------------------------------------------------
Three Months Ended October 31, 2007
-----------------------------------

We are considered a development stage company for accounting purposes, since we are working to implement our plan of operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, we emerge from the development stage.

For the three months ended October 31, 2008, we recorded a net loss of $(11,301), or $(0.01) per share, compared to a net loss for the corresponding period in 2007 of $(7,853) or $(0.01) per share.

Revenue for the three months ended October 31, 2008 was $250, representing sales to a related party. Cost of revenues for the three months ended October 31, 2008 was $199, representing web development costs incurred for the job that was completed during the period. We commenced operations on July 19, 2007 and did not report any revenue or cost of sales for the three months ended October 31, 2007.

Operating expenses were $11,352 for the three months ended October 31, 2008 compared to $7,853 for the three months ended October 31, 2007, an increase of $3,499. All of the expenses represent costs required to implement our business plan. The increase consists primarily of consulting costs of $3,000 which the Company began incurring in November 2007 at the rate of $1,000 per month.

Forward-Looking Statements
--------------------------

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our annual report on Form 10-K, other reports filed with the SEC and the following:

     o    The worldwide economic situation;
     o    Any change in interest rates or inflation;
     o The willingness and ability of third parties to honor their contractual commitments;
     o Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
     o Environmental and other regulations, as the same presently exist and may hereafter be amended.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

Item 4T.  Controls and Procedures

(a) Disclosure Controls and Procedures. We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of October 31, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 1A.  Risk Factors.

     We are not aware of any market risk factors in addition to those disclosed in our Form 10-K filed with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         None

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

                                       SAGE INTERACTIVE, INC.



                                      /s/ Brian D. Frenkel
                                      -------------------
Dated: December 15, 2008              By: Brian D. Frenkel
                                      President and Principal Executive Officer