Form 10-Q
period 2009-03-31
Sage Interactive, Inc.
filed 2009-05-13
CIK 1416682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2009

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from ____ to ________

                             SAGE INTERACTIVE, INC.
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)

              NEVADA                      000-52882            26-0578268
----------------------------------       -----------        ------------------
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

               ---------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Check  whether  the  Registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by checkmark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer  [_]                     Accelerated filer  [_]

         Non-accelerated filer  [_]               Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes [_]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 920,000 shares of common stock outstanding as of May 12, 2009.

                             SAGE INTERACTIVE, INC.

                                      Index

                                                                            Page

Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of January 31, 2009 (unaudited) and
            July 31, 2008                                                     3

            Statements of Operations (unaudited) for the three months and six months ended January 31, 2009 and 2008, and for the
            period from inception (July 19, 2007) to January 31, 2009        4

            Statements of Cash Flows (unaudited) for the six months
            ended January 31, 2009 and 2008, and for the period
            from inception (July 19, 2007) to January 31, 2009               5

            Notes to Financial Statements (unaudited)                        6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk      12

Item 4T. Controls and Procedures                                            12

Part II - OTHER INFORMATION

Item 1.     Legal Proceedings                                               13

Item 1A. Risk Factors                                                       13

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds     13

Item 3.     Defaults Upon Senior Securities                                 13

Item 4.     Submission of Matters to a Vote of Security Holders             13

Item 5.     Other Information                                               13

Item 6.     Exhibits                                                        13

SIGNATURES                                                                  14


                         SAGE INTERACTIVE, INC.
                      (A Development Stage Company)
                              BALANCE SHEETS

                                                                        January 31,    July 31,
                                                                           2009          2008
                                                                        ----------    ----------
                                                                       (Unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                          $    2,187    $   16,139
     Reimbursable expenses                                                      --           199
                                                                        ----------    ----------
            Total current assets                                             2,187        16,338

Website development costs, net                                               5,068         5,700
                                                                        ----------    ----------

            Total assets                                                $    7,255    $   22,038
                                                                        ==========    ==========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                   $    1,385    $    1,000
     Accrued expenses                                                           --         2,295
     Accrued compensation                                                    7,200         2,000
                                                                        ----------    ----------
            Total current liabilities                                        8,585         5,295
                                                                        ----------    ----------



Stockholders' equity (deficit):
     Preferred stock - $0.001 par value, 5,000,000 shares authorized:
            No shares issued or outstanding                                     --            --
     Common stock - $0.001 par value, 100,000,000 shares authorized:
             920,000 shares issued and outstanding at
            January 31, 2009 and July 31, 2008                                 920           920
     Additional paid-in capital                                             44,080        44,080
     (Deficit) accumulated  during the development stage                   (46,330)      (28,257)
                                                                        ----------    ----------
            Total stockholders' equity (deficit)                            (1,330)       16,743
                                                                        ----------    ----------

            Total liabilities and stockholders' equity (deficit)        $    7,255    $   22,038
                                                                        ==========    ==========

   The accompanying notes are an integral part of these financial statements.



                             SAGE INTERACTIVE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
      for the three months and six months ended January 31, 2009 and 2008, and for the period from Inception (July 19, 2007) to January 31, 2009
                                   (Unaudited)


                                               Three months    Three months    Six months      Six months     From Inception
                                                 ended            ended          ended           ended        (July 19, 2007)
                                               January 31,     January 31,     January 31,     January 31,    to January 31,
                                                   2009            2008           2009            2008             2009
                                               ------------    ------------    ------------    ------------    ------------
Revenues                                       $         --    $        500    $        250    $        500    $        750

Cost of revenues                                         --             398             199             398             597
                                               ------------    ------------    ------------    ------------    ------------

Gross profit                                             --             102              51             102             153
                                               ------------    ------------    ------------    ------------    ------------

Expenses:
     General and administrative
        Consulting fees                               3,000           5,699           6,000           5,699          15,799
        Legal and accounting fees                     2,385           2,300           9,885           9,800          25,820
        Taxes, licenses and permits                      --              --             276             200           1,257
        All other general and administrative            913             197           1,331             350           2,975
     Amortization                                       474              --             632              --             632
                                               ------------    ------------    ------------    ------------    ------------
           Total expenses                             6,772           8,196          18,124          16,049          46,483
                                               ------------    ------------    ------------    ------------    ------------

Net (loss)                                     $     (6,772)   $     (8,094)   $    (18,073)   $    (15,947)   $    (46,330)
                                               ============    ============    ============    ============    ============

Net (loss) per common share:
        Basic and Diluted                      $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)   $      (0.05)
                                               ============    ============    ============    ============    ============

Weighted average shares outstanding:
        Basic and Diluted                           920,000         912,489         920,000         906,245         897,454
                                               ============    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.


                             SAGE INTERACTIVE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
         for the six months ended January 31, 2009 and 2008 and for the period from Inception (July 19, 2007) to January 31, 2009
                                   (Unaudited)


                                                        Six months     Six months        Inception
                                                           ended          ended       (July 19, 2007)
                                                        January 31,    January 31,     to January 31,
                                                           2009           2008             2009
                                                       ------------    ------------    ------------
Cash flows from operating activities:
     Net (loss)                                        $    (18,073)   $    (15,947)   $    (46,330)
                                                       ------------    ------------    ------------
     Adjustments to reconcile net (loss)
        to net cash used by operating activities:
        Amortization                                            632              --             632
     Changes in operating assets and liabilities:
        Decrease (increase) in reimbursable expenses            199            (199)             --
        Increase (decrease) in accounts payable                 385            (606)          1,385
        (Decrease)  in accrued expenses                      (2,295)             --              --
        Increase in accrued compensation                      5,200              --           7,200
                                                       ------------    ------------    ------------
     Total adjustments                                        4,121            (805)          9,217
                                                       ------------    ------------    ------------

        Net cash (used in) operating activities             (13,952)        (16,752)        (37,113)
                                                       ------------    ------------    ------------

Cash flows from investing activities:
        Web site development expenditures                        --              --          (5,700)
                                                       ------------    ------------    ------------
        Net cash (used in) investing activities                  --              --          (5,700)
                                                       ------------    ------------    ------------

Cash flows from financing activities:
        Cash proceeds from sale of stock                         --          20,000          45,000
                                                       ------------    ------------    ------------
        Net cash provided by financing activities                --          20,000          45,000
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and equivalents             (13,952)          3,248           2,187

Cash and equivalents at beginning of period                  16,139          25,000              --
                                                       ------------    ------------    ------------
Cash and equivalents at end of period                  $      2,187    $     28,248    $      2,187
                                                       ============    ============    ============


Supplemental Cash Flow Information
     Interest paid                                     $         --    $         --    $         --
                                                       ============    ============    ============
     Income taxes paid                                 $         --    $         --    $         --
                                                       ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                             SAGE INTERACTIVE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2009
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

     Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of January 31, 2009, results of operations for the three months and six months ended January 31, 2009, and cash flows for the six months ended January 31, 2009, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 2008, included in the Company's Form 10-K.

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

     Reclassifications:  Certain amounts previously  presented for prior periods
have  been   reclassified  to  conform  with  the  current   presentation.   The
reclassifications had no effect on net loss or total stockholders' equity.

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

     Recent Accounting Pronouncements: There were various accounting standards and interpretations recently issued, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

2.   Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

     The Company is in its development stage and has not yet generated significant revenues from operations. It has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended January 31, 2009, the Company incurred a net loss of $18,073. At January 31, 2009, the Company had an accumulated deficit of $46,330. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

3.   Commitments, Contingencies and Related Party Transactions

     During the six months ended January 31, 2009, revenues consist of sales to a related party of $250.

     The Company has an agreement with its President that provides for compensation of $1,000 per month. The agreement can be terminated at any time by either party. During the six months ended January 31, 2009, compensation costs of $6,000 were accrued pursuant to this agreement.

     Office space is provided to the Company at no cost by its President. No provision for these costs has been included in these financial statements as the amounts are not material.

     One of the Company's stockholders is also the Company's legal counsel. As of January 31, 2009, no legal fees had been accrued or paid to this stockholder.
4. Income Taxes

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

     The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                                Estimated               Change in
                    Estimated NOL      NOL     Tax Benefit   Valuation  Valuation   Net Tax
 Period Ending      Carry forward    Expires    from NOL     Allowance  Allowance   Benefit
----------------    -------------    -------   -----------   ---------  ---------   -------
January 31, 2009       39,130        Various     7,239        (7,239)    (2,012)       --

Income taxes at the statutory rate are reconciled to the Company's reported income tax expense (benefit) as follows:

   Income tax (benefit) at statutory rate resulting
     from net operating loss carry forward                         (15.0%)
   State tax (benefit) net of Federal benefit                       (3.5%)
   Deferred tax asset valuation allowance                           18.5%
                                                                 --------
   Reported tax rate                                                   0%
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at January 31, 2009 and compares it to our financial condition at July 31, 2008. Finally, the discussion summarizes the results of our operations for the three months and six months ended January 31, 2009. This discussion and analysis should be read in conjunction with our audited financial statements for the period ended July 31, 2008, including footnotes, and the discussion and analysis included in our Form 10-K.

Plan of Operation

Sage Interactive, Inc. (the "Company") was organized under the laws of the State of Nevada on July 19, 2007. Our plan of operation is to provide web development services from our headquarters in Denver, Colorado. We are unable at this time to predict when, if ever, our objectives will be achieved.

Liquidity and Capital Resources

As of January 31, 2009, we had a working capital deficit of $(6,398), comprised of current assets of $2,187 and current liabilities of $8,585. This represents a decrease of $17,441 in working capital compared to the balance of $11,043 reported at July 31, 2008. During the six months ended January 31, 2009, our working capital declined as we invested our capital resources in the development of our business.

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

Net cash used in operating activities during the six months ended January 31, 2009 was $13,952 compared to $16,752 during the six months ended January 31, 2008.

During the six months ended January 31, 2009 and 2008, our investment activities neither provided nor used any funds.

During the six months ended January 31, 2009 there were no cash flows from financing activities. During the six months ended January 31, 2008, we sold 20,000 shares of common stock at $1.00 per share for cash proceeds of $20,000.

Results of Operations - Three Months Ended January 31, 2009 Compared to the Three Months Ended January 31, 2008

We are considered a development stage company for accounting purposes, since we are working to implement our plan of operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, we emerge from the development stage.

For the three months ended January 31, 2009, we recorded a net loss of $(6,772), or $(0.01) per share, compared to a net loss for the corresponding period in 2008 of $(8,094) or $(0.01) per share.

Revenue for the three months ended January 31, 2009 was $Nil compared to revenue for the three months ended January 31, 2008 of $500, which consisted of sales to a related party. Cost of revenues for the three months ended January 31, 2008 was $398, representing web development costs incurred for the job that was completed during the period.

Operating expenses were $6,772 for the three months ended January 31, 2009 compared to $8,196 for the three months ended January 31, 2008, a decrease of $1,424. All of the operating expenses represent costs to implement our business plan, including professional fees associated with our status as a public company and consulting fees for development of our business. The decrease in operating expenses is attributable to certain design costs which were incurred during 2008 and were not repeated during 2009.

Results of Operations - Six Months Ended January 31, 2009 Compared to the Six Months Ended January 31, 2008

We are considered a development stage company for accounting purposes, since we are working to implement our plan of operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, we emerge from the development stage.

For the six months ended January 31, 2009, we recorded a net loss of $(18,073), or $(0.02) per share, compared to a net loss for the corresponding period in 2008 of $(15,947) or $(0.02) per share.

Revenue for the six months ended January 31, 2009 was $250, compared to $500 for the same period in 2008. All sales since inception have been related party sales. Cost of revenues for the six months ended January 31, 2009 was $199 compared to $398 during the six months ended January 31, 2008, representing web development costs incurred for jobs that were completed during the periods.

Operating expenses were $18,124 for the six months ended January 31, 2009 compared to $16,049 for the six months ended January 31, 2008, an increase of $2,075, primarily consisting of an increase in general and administrative costs consistent with our activity. Furthermore, we also began amortizing the development costs of our website during October 2008 resulting in amortization expense of $632 for the six months ended January 31, 2009 compared to $Nil during prior periods. All of the expenses represent costs required to implement our business plan, including professional fees associated with our status as a public company and consulting fees for development of our business.

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

Item 4T.  Controls and Procedures

(a) Disclosure Controls and Procedures. We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of January 31, 2009, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 1A.  Risk Factors

         We are not aware of any market risk factors in addition to those disclosed in our Form 10-K filed with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None


Item 5.  Other Information

         None

Item 6.  Exhibits


         31.1    Certification of Principal Executive Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2    Certification of Principal Financial Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SAGE INTERACTIVE, INC.


                                      /s/ Brian D. Frenkel
                                      --------------------
Dated: May 12, 2009                   By: Brian D. Frenkel
                                      President and Principal Executive Officer