Form 10-Q
period 2009-04-30
Sage Interactive, Inc.
filed 2009-06-12
CIK 1416682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 2009

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ____ to ________


                             SAGE INTERACTIVE, INC.
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)


              NEVADA                     000-52882             26-0578268
---------------------------------       -----------         ------------------
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by checkmark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer  [_]             Accelerated filer  [_]
         Non-accelerated filer  [_]               Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 920,000 shares of common stock outstanding as of June 9, 2009.

                             SAGE INTERACTIVE, INC.

                                      Index

                                                                            Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of April 30, 2009 (unaudited) and
         July 31, 2008                                                        3

         Statements of Operations (unaudited) for the three months and nine months ended April 30, 2009 and 2008, and for
         the period from inception (July 19, 2007) to April 30, 2009          4

         Statements of Cash Flows (unaudited) for the nine months ended
         April 30, 2009 and 2008, and for the period from
         inception (July 19, 2007) to April 30, 2009                          5

         Notes to Financial Statements (unaudited)                            6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12

Item 4T. Controls and Procedures                                             12

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13

Item 1A. Risk Factors                                                        13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         13

Item 3.  Defaults Upon Senior Securities                                     13

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 5.  Other Information                                                   13

Item 6.  Exhibits                                                            13

SIGNATURES                                                                   14

                          SAGE INTERACTIVE, INC.
                      (A Development Stage Company)
                              BALANCE SHEETS

                                                                        April 30,   July 31,
                                                                          2009        2008
                                                                        --------    --------
                                                                       (Unaudited)
                                     ASSETS
                                     ------
Current assets:
     Cash and cash equivalents                                          $  2,092    $ 16,139
     Reimbursable expenses                                                    --         199
                                                                        --------    --------
            Total current assets                                           2,092      16,338

Website development costs, net                                             4,594       5,700
                                                                        --------    --------

            Total assets                                                $  6,686    $ 22,038
                                                                        ========    ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
     Accounts payable                                                   $  1,385    $  1,000
     Accrued expenses                                                      1,375       2,295
     Accrued compensation                                                 10,200       2,000
                                                                        --------    --------
            Total current liabilities                                     12,960       5,295
                                                                        --------    --------



Stockholders' equity (deficit):
     Preferred stock - $0.001 par value, 5,000,000 shares authorized:
            No shares issued or outstanding                                   --          --
     Common stock - $0.001 par value, 100,000,000 shares authorized:
             920,000 shares issued and outstanding at
            April 30, 2009 and July 31, 2008                                 920         920
     Additional paid-in capital                                           44,080      44,080
     (Deficit) accumulated  during the development stage                 (51,274)    (28,257)
                                                                        --------    --------
            Total stockholders' equity (deficit)                          (6,274)     16,743
                                                                        --------    --------

            Total liabilities and stockholders' equity (deficit)        $  6,686    $ 22,038
                                                                        ========    ========



   The accompanying notes are an integral part of these financial statements.


                             SAGE INTERACTIVE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
       for the three months and nine months ended April 30, 2009 and 2008, and for the period from Inception (July 19, 2007) to April 30, 2009
                                   (Unaudited)

                                                 Three        Three        Nine         Nine      From Inception
                                                 months       months      months       months     (July 19, 2007)
                                                 ended        ended       ended        ended           to
                                               April 30,    April 30,    April 30,    April 30,      April 30,
                                                  2009        2008         2009         2008           2009
                                               ---------    ---------    ---------    ---------    ------------
Revenues                                       $      --    $      --    $     250    $     500    $        750

Cost of revenues                                      --           --          199          398             597
                                               ---------    ---------    ---------    ---------    ------------

Gross profit                                          --           --           51          102             153
                                               ---------    ---------    ---------    ---------    ------------

Expenses:
     General and administrative
        Consulting fees                            3,000        6,000        9,000       11,699          18,799
        Legal and accounting fees                  1,375        4,390       11,260       13,640          27,195
        Taxes, licenses and permits                   --           --          276          200           1,257
        All other general and administrative          95          356        1,426        1,256           3,070
     Amortization                                    474           --        1,106           --           1,106
                                               ---------    ---------    ---------    ---------    ------------
           Total expenses                          4,944       10,746       23,068       26,795          51,427
                                               ---------    ---------    ---------    ---------    ------------

Net (loss)                                     $  (4,944)   $ (10,746)   $ (23,017)   $ (26,693)   $    (51,274)
                                               =========    =========    =========    =========    ============
Net (loss) per common share:
        Basic and Diluted                      $   (0.01)   $   (0.01)   $   (0.03)   $   (0.03)   $      (0.06)
                                               =========    =========    =========    =========    ============

Weighted average shares outstanding:
        Basic and Diluted                        920,000      920,000      920,000      910,763         900,536
                                               =========    =========    =========    =========    ============

   The accompanying notes are an integral part of these financial statements.


                             SAGE INTERACTIVE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
          for the nine months ended April 30, 2009 and 2008 and for the period from Inception (July 19, 2007) to April 30, 2009
                                   (Unaudited)

                                                         Nine        Nine      From Inception
                                                        months      months     (July 19, 2007)
                                                        ended       ended           to
                                                       April 30,   April 30,      April 30,
                                                         2009        2008           2009
                                                       --------    --------     ------------
Cash flows from operating activities:
     Net (loss)                                        $(23,017)   $(26,693)    $    (51,274)
                                                       --------    --------     ------------
     Adjustments to reconcile net (loss) to net
        cash used by operating activities:
        Amortization                                      1,106          --            1,106
     Changes in operating assets and liabilities:
        Decrease (increase) in reimbursable expenses        199        (199)              --
        Increase in accounts payable                        385         394            1,385
        Increase (decrease)  in accrued expenses           (920)      4,390            1,375
        Increase in accrued compensation                  8,200       1,000           10,200
                                                       --------    --------     ------------
     Total adjustments                                    8,970       5,585           14,066
                                                       --------    --------     ------------

        Net cash (used in) operating activities         (14,047)    (21,108)         (37,208)
                                                       --------    --------     ------------

Cash flows from investing activities:
        Web site development expenditures                    --          --           (5,700)
                                                       --------    --------     ------------
        Net cash (used in) investing activities              --          --           (5,700)
                                                       --------    --------     ------------

Cash flows from financing activities:
        Cash proceeds from sale of stock                     --      20,000           45,000
                                                       --------    --------     ------------
        Net cash provided by financing activities            --      20,000           45,000
                                                       --------    --------     ------------

Net increase (decrease) in cash and equivalents         (14,047)     (1,108)           2,092

Cash and equivalents at beginning of period              16,139      25,000               --
                                                       --------    --------     ------------
Cash and equivalents at end of period                  $  2,092    $ 23,892     $      2,092
                                                       ========    ========     ============


Supplemental Cash Flow Information
     Interest paid                                     $     --    $     --     $         --
                                                       ========    ========     ============
     Income taxes paid                                 $     --    $     --     $         --
                                                       ========    ========     ============

 The accompanying notes are an integral part of these financial statements.

                             SAGE INTERACTIVE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2009
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

     Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of April 30, 2009, results of operations for the three months and nine months ended April 30, 2009, and cash flows for the nine months ended April 30, 2009, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 2008, included in the Company's Form 10-K.

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

     The Company is in its development stage and has not yet generated significant revenues from operations. It has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended April 30, 2009, the Company incurred a net loss of $23,017. At April 30, 2009, the Company had an accumulated deficit of $51,274. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

3.   Commitments, Contingencies and Related Party Transactions

     During the nine months ended April 30, 2009, revenues consist of sales to a related party of $250.

     The Company has an agreement with its President that provides for compensation of $1,000 per month. The agreement can be terminated at any time by either party. During the nine months ended April 30, 2009, compensation costs of $9,000 were accrued pursuant to this agreement.

     Office space is provided to the Company at no cost by its President. No provision for these costs has been included in these financial statements as the amounts are not material.

     One of the Company's stockholders is also the Company's legal counsel. As of April 30, 2009, no legal fees had been accrued or paid to this stockholder.

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

     The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                            Estimated                 Change in
                 Estimated NOL     NOL     Tax Benefit   Valuation    Valuation  Net Tax
Period Ending    Carry forward   Expires    from NOL     Allowance    Allowance  Benefit
--------------   -------------   -------   -----------   ---------    ---------  -------
April 30, 2009       41,100      Various      7,600       (7,600)      (2,370)      --

Income taxes at the statutory rate are reconciled to the Company's reported income tax expense (benefit) as follows:

     Income tax (benefit) at statutory rate resulting
          from net operating loss carry forward                  (15.0%)
     State tax (benefit) net of Federal benefit                   (3.5%)
     Deferred tax asset valuation allowance                       18.5%
                                                                -------
     Reported tax rate                                             0%
                                                                =======

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at April 30, 2009 and compares it to our financial condition at July 31, 2008. Finally, the discussion summarizes the results of our operations for the three months and nine months ended April 30, 2009. This discussion and analysis should be read in conjunction with our audited financial statements for the period ended July 31, 2008, including footnotes, and the discussion and analysis included in our Form 10-K.

Plan of Operation

Sage Interactive, Inc. (the "Company") was organized under the laws of the State of Nevada on July 19, 2007. Our plan of operation is to provide web development services from our headquarters in Denver, Colorado. We are unable at this time to predict when, if ever, our objectives will be achieved.

We are considered a development stage company for accounting purposes, since we are working to implement our plan of operations and have not received any significant revenues from operations. We are unable to predict with any degree of accuracy when that situation will change. We expect to incur losses until such time, if ever, we begin generating significant revenue from operations.

Liquidity and Capital Resources

As of April 30, 2009, we had a working capital deficit of $(10,868), comprised of current assets of $2,092 and current liabilities of $12,960. This represents a decrease of $21,911 in working capital compared to the balance of $11,043 reported at July 31, 2008. During the nine months ended April 30, 2009, we consumed working capital to fund costs incurred to develop our business.

We intend to use our limited working capital to purchase necessary equipment, retain a small amount of cash reserve and begin marketing our services. We will increase capital expenditures consistent with any growth in operations, infrastructure or personnel.

We will need additional funding in order to market our services and to achieve our ultimate goals. We do not believe that the Company's current capital resources will be sufficient to fund its operating activity and other capital resource demands for the next twelve months. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, or a joint venture, and ultimately attaining profitable operations. There is no assurance that we will be able to obtain any needed financing on favorable terms, or at all, or that we will find qualified purchasers for the sale of our common stock. Recent events in worldwide capital markets may make it more difficult for us to obtain additional capital resources. Any sales of our securities would dilute the ownership of our existing investors.

Net cash used in operating activities during the nine months ended April 30, 2009 was $14,047 compared to $21,108 during the nine months ended April 30, 2008.

During the nine months ended April 30, 2009 and 2008, our investment activities neither provided nor used any funds.

During the nine months ended April 30, 2009 there were no cash flows from financing activities. During the nine months ended April 30, 2008, we sold 20,000 shares of common stock at $1.00 per share for cash proceeds of $20,000.

Results of Operations - Three Months Ended April 30, 2009 Compared to the Three Months Ended April 30, 2008

For the three months ended April 30, 2009, we recorded a net loss of $(4,944), or $(0.01) per share, compared to a net loss for the corresponding period in 2008 of $(10,746) or $(0.01) per share.

We reported no revenue for either the three months ended April 30, 2009 or the three months ended April 30, 2008.

Operating expenses were $4,944 for the three months ended April 30, 2009 compared to $10,746 for the three months ended April 30, 2008, a decrease of $5,802. All of the operating expenses represent costs to implement our business plan, including professional fees associated with our status as a public company and consulting fees for development of our business. The decrease in operating expenses is primarily attributable to certain design costs totaling $3,000 which were incurred during 2008 and were not repeated during 2009. Certain legal and accounting fees were reduced in 2009 as we streamlined our financial reporting process. Furthermore, we began amortizing the development costs of our website during October 2008 resulting in amortization expense of $474 for the three months ended April 30, 2009 compared to $Nil during prior periods.

Results of Operations - Nine Months Ended April 30, 2009 Compared to the Nine Months Ended April 30, 2008

For the nine months ended April 30, 2009, we recorded a net loss of $(23,017), or $(0.03) per share, compared to a net loss for the corresponding period in 2008 of $(26,693) or $(0.03) per share.

Revenue for the nine months ended April 30, 2009 was $250, compared to $500 for the same period in 2008. All sales since inception have been related party sales. Cost of revenues for the nine months ended April 30, 2009 was $199 compared to $398 during the nine months ended April 30, 2008, representing web development costs incurred for jobs that were completed during the periods.

Operating expenses were $23,068 for the nine months ended April 30, 2009 compared to $26,795 for the nine months ended April 30, 2008, a decrease of $3,727. There were $5,700 of design costs incurred during the nine months ended April 30, 2008 which were not repeated during 2009. We agreed to pay consulting fees to our President of $1,000 per month beginning in November, 2007. These fees totaled $9,000 for the nine months ended April 30, 2009 compared to $6,000 for the nine months ended April 30, 2008. Furthermore, we began amortizing the development costs of our website during October 2008 resulting in amortization expense of $1,106 for the nine months ended April 30, 2009 compared to $Nil during prior periods. All of the expenses represent costs required to implement our business plan, including professional fees associated with our status as a public company and consulting fees for development of our business.

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

Item 4T.  Controls and Procedures

(a) Disclosure Controls and Procedures. We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of April 30, 2009, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                       SAGE INTERACTIVE, INC.



Dated: June 11, 2009                   By: /s/ Brian D. Frenkel
                                           --------------------
                                       Brian D. Frenkel
                                       President and Principal Executive Officer