Form 10-K
period 2009-07-31
Network Cadence, Inc.
filed 2009-11-05
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file No. 000-52882

NETWORK CADENCE, INC. (formerly known as SAGE INTERACTIVE, INC.)
(Exact name of registrant as specified in its charter)

Nevada	26-0578268
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6560 South Greenwood Plaza Boulevard Number 400 Englewood, Colorado 80111 (Address of principal executive offices)

(877) 711-6492
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.. Check one:

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act),

YES ☐    NO ☒

Aggregate market value of voting stock held by non-affiliates: N/A.

As of November 2, 2009, the Company had 11,500,000 shares of its $.001 par value common stock issued and outstanding.

Index to Network Cadence, Inc. 2009 Form 10-K

Cautionary Note Regarding Forward-Looking Statements

PART I
Item 1.	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A(T).	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

Signatures
Exhibits

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for Network Cadence, Inc. (“Network Cadence”, the “Company”, “we”, “us” and “our”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the telecommunications service business is very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report on Form 10-K or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I

ITEM 1. BUSINESS

General

We were incorporated in Nevada on July 19, 2007 as Sage Interactive, Inc. (“Sage”) to provide web development services to our customers.

On August 31, 2009, we consummated a share exchange with the sole member of Cadence II, LLC, a Colorado limited liability company (“Cadence”), pursuant to which we acquired all of the membership interests in Cadence in exchange for the issuance to the sole member of Cadence of 10,580,000 shares of our common stock representing 92.0% of our issued and outstanding common stock (the “Share Exchange”), as previously disclosed on Network Cadence’s Current Report on Form 8-K (Commission No. 000-52882), filed on September 1, 2009. After the Share Exchange, our business operations consist of those of Cadence.  Upon the closing of the Share Exchange, we amended our Articles of Incorporation to change the name of the Company to Network Cadence, Inc. (“Network Cadence”) and Cadence became our wholly owned subsidiary.

This Annual Report on Form 10-K for the year ended July 31, 2009 reflects the financial statements and related disclosures for Network Cadence prior to consummation of the Share Exchange on August 31, 2009.

All information in Parts I and III relates to Network Cadence after consummation of the Share Exchange on August 31, 2009. The information included in Part II relates only to the operations of Sage for the years ended July 31, 2009 and 2008. Upon consummation of the Share Exchange on August 31, 2009, the operations of Sage were discontinued.

Our Business

Network Cadence is focused on providing professional services and business platform solutions to communication service providers (“CSPs”). These services and solutions are focused on the service delivery platform component of CSPs back office systems and enable CSPs to, among other things, operate more efficiently, introduce new products faster and deliver a better customer experience.

Network Cadence began in 2006 and, for the past three years, has driven operational improvements and innovation with clients across the telecommunications landscape through professional services contracts. From architecture design to solution, or technology selection to delivery and implementation, Network Cadence has provided professional service solutions in all areas of operational support systems (service creation, order fulfillment, inventory, activation and provisioning, assurance and billing, among others).

While professional services remain the near term opportunity to drive revenue and operating margin growth, the Company expects to develop a unique platform (referred to as “Nimbus”) which we hope will position the Company to exploit the opportunity created by the continued growth in cloud computing (as described below). Nimbus will bridge the gap between 1) small and medium businesses (SMBs) that want expanded and integrated services via the “cloud,” 2) CSPs who need innovative, high-margin services to drive growth, and 3) Innovative Cloud Computing Solution Providers who want access to the large distribution channel that CSPs have developed for voice and data services. We believe that Nimbus can potentially open new revenue opportunities, protect investments made in existing services and create an exciting new distribution model for both CSPs and cloud computing solution providers in a low cost, high return manner.

Network Cadence began funding its R&D activities for the “Nimbus” project in January 2009 with retained earnings from operations.  This R&D project was chartered to develop a proof of concept to evaluate: product potential, functionality, and deliverability of a robust “Nimbus” product.  Total cost of this R&D project totaled $195,000 in 2009, resulting in a favorable outcome, forming the basis of the Network Cadence funding activities for “Nimbus” anticipated in 2010.

In addition to developing industry leading technology, Network Cadence is also a contributor to communication industry standards bodies such as TM Forum’s SID and SDF, OASIS for Telecom, ATIS Services Oriented Network, Open Mobile Alliance and Institute of Electrical and Electronics Engineers, Inc.

Recent Events

On November 2, 2009, our largest customer SkyTerra Communications (“SkyTerra”), notified us that they are terminating our contract.  For the fiscal year ended December 31, 2008, SkyTerra accounted for 100% of our revenue.  As a result, we were forced to slash 50% of our work force as our revenues moving forward will decrease by 95%.

Market Overview

The global telecommunications industry is a multi-trillion dollar per year industry. CSPs are a subset of the telecommunications industry that interact directly with end-users and wholesale customers to provide communication services such as voice, video, data, and wireless. As deregulation occurred in the telecommunications industry over the past 20 years, the growth of CSPs accelerated at an unprecedented level as they were able to offer a multitude of new and innovative services. Multi-product CSPs now include historically traditional phone companies (e.g., AT&T, Verizon, British Telecom and Qwest), cable and satellite companies (e.g., Comcast, Time Warner, DirecTV) and wireless providers (e.g., Sprint, T-Mobile) who now offer bundled voice, video and data services to their customers. This growth in bundled services is accelerating with the expansion of cloud computing.  As a result, CSPs are well positioned to take advantage of this growth if they effectively transform their business strategy and back office capabilities.

Cloud computing first made its debut in the late 1990’s as the Internet reached a level of maturity that could sustain the delivery and predictable support of mission critical applications. Among the first companies to successfully offer customers hosted software via the Internet or “cloud” was Salesforce.com in 1999. Since then, business users have enthusiastically welcomed the resulting flexibility and reduced cost of various “software as a service” (SaaS) offerings. In fact, it is difficult to find a technical magazine or investment periodical today that does not offer some prediction about the tremendous growth potential of cloud computing based on the enthusiasm with which SMBs are embracing this new software distribution model.

The emerging cloud services delivery model presents a once-in-a-generation opportunity for CSPs to diversify into a broader portfolio of business and consumer value-added services; services that provide greater revenue potential than the increasingly commoditized voice service and Internet access. CSPs are a natural aggregator of cloud computing services because they are, in essence, “The Cloud.”  In addition, they already own customer relationships with all types of businesses – from SMB customers to large enterprise customers, for voice and data services. In short, they play a strategically significant role as the provider of the “on-ramp” to the cloud for all categories of business customers seeking access to cloud computing services. Conversely, the XaaS Solution Providers who choose to partner with CSPs in the delivery of their products will benefit tremendously by taking advantage of the CSPs “captured” distribution channel.

The need to transform reveals a fundamental problem facing all CSPs. Historically, CSPs have managed to satisfy growing demand for their services by continuing to add hardware to their communications networks. Rather than upgrading their core software systems, CSPs have added more servers, switches and routers. While capacity and capability of the CSP commercial network broadly expanded, the two supporting software components, the Operational Support System (“OSS”) and Business Support System (“BSS”) remained relatively unchanged. OSS is a set of programs that help CSPs monitor, control, analyze and manage a telephone or computer network. BSS are systems which help CSPs run their business operations when dealing with customers with respect to, taking orders, processing bills, and collecting payments. CSPs, while wanting to add new services, realized they had to overcome significant hurdles such as the dated designs of their legacy OSS/BSS and the exorbitant cost of deploying new technology in order to capture new revenue opportunities. High deployment costs, coupled with an inability to leverage existing hardware resources, have been identified within the industry as “the Integration Tax.” Further complicating matters is the structural division of responsibilities between “network” and “IT” resources that exists within most CSPs, which inhibits them from adequately addressing and understanding the problem from an end-to-end holistic viewpoint.

Going forward, traditional CSPs choosing to leverage the power of the Internet, coupled with a wholesale marketing model, can enhance their revenue realization with the addition of next generation services to their current product set. This evolution will enable CSPs to effectively compete and prevail over new entrants offering next generation services across a myriad of alternative entry points to gain access to content. The successful and competitive CSPs will be those who can  bundle any service desired by any market segment, effectively creating new revenue streams and ‘stickiness’ for their end-user customers and leveraging re-sale opportunities from their wholesale customers.

Products and Services

We believe our long term vision and solution can provide a transformational change for CSPs and solution providers. Today, Network Cadence generates revenue through professional service projects. However, the long term vision of the Company is driven by Nimbus, a carrier-grade “X” as a service (XaaS) management and delivery platform to be inserted into a CSP’s back office system architecture that offers CSPs full flexibility and control over their cloud-based market offerings. Built on a grid-based computing platform, we believe Nimbus will provide CSPs with a high degree of scalability while lowering their total cost of ownership.  Additionally, the Nimbus platform will utilize Open Standards Based Component Architecture, which benefits the XaaS solution providers since Nimbus will enable the framework they use to create their products to be offered by the CSPs without requiring either party to make any technology changes.

Unlike other competitive products that seek to exploit and ultimately own the CSP customer while leveraging the CSPs infrastructure, Nimbus seeks to do just the opposite. We are hopeful that Nimbus can help CSPs retain full ownership of their customer base by aggregating the broadest set of cloud-based services that customers desire, enabling customers to have total freedom of choice in the services they select, and then delivering services to their customers in one simple, easy-to-understand billing statement. Customers benefit from cloud services offered by CSPs because they can purchase services on demand, use as much or as little of a service as they want at any given time; and the services are fully managed by their CSP (the customer needs nothing but a personal computer and Internet access and their CSPs is their single point of contact for sales and billing).

Through the execution of cloud computing and an Open Standards Based Component Architecture, the Company believes that Nimbus will allow CSPs to partner with solution providers who provide the "X” services their customers use and want and then give the CSPs the capability to offer those “X” services to their customers.  Many of these services will be especially beneficial to SMB customers who are constrained in their IT resources. The “X” services that CSPs will be able to offer via Nimbus include:

•
Software as a Service (SaaS):  Provides licenses for software applications to customers for their use on demand. Customers access software via the Internet or by downloading the software to their device, enabling them to obtain rights to use software as needed at a reduced cost versus licensing all of their equipment with software rights.

•	Infrastructure as a Service (IaaS): Provides customers with virtual servers and storage capabilities. This saves businesses money because they only pay for the amount of capacity they need.

•
Platform as a Service (PaaS): Provides the ability for customers to create applications over the Internet using the solution provider’s platform.  This is a cost effective way for SMB customers to create company web sites especially since the SMB does not have to host or maintain the platform.

•
Business Processes as a Service (BPaaS): Provides the ability for SMB customers to integrate the software packages they use. Enterprises benefit from the seamless enterprise application interoperability.

Business Strategy

The Network Cadence business model seeks to provide solutions to traditional CSPs, enabling them to innovate and provide value-added services to their customers via the cloud. We accomplish our business model by utilizing the core competencies of our team to deliver and deploy Nimbus within the CSPs’ operating environment.

Target Customers

Network Cadence is initially targeting Tier 1 CSPs domestically and internationally (such as Qwest and British Telecom) who have a desire to transform their operations to deliver highly optimized cloud-based services to their customers. In particular, Network Cadence anticipates placing a high priority on partnering with CSPs who intend to target the SMB customer, due to size of the opportunity for incremental services and revenue via cloud computing in the near term.

The Marketing Message and Sales Cycle

The Network Cadence platform is representative of an industrial marketing product. As such, the marketing and sales strategy must account for a long lead time and relational sales cycle. A projected Nimbus sales cycle is estimated to take 9-15 months due to price and the number of departments involved in reviewing and approving the solution.  It will require relationship building within the account.  We are hopeful that we can leverage industry leaders within CSPs and utilize seasoned sales professionals to drive the sales cycle.  We anticipate engaging influential telecom leaders to assist in creating openings and interest at the executive officer and business manager levels within the CSP. Key messages to convey and reinforce will be:

●	Thought through leadership in telecommunications transformation for cloud-based computing solutions.
●
A unique and superior solution that enables CSPs to transform their back office today, while positioning them well to integrate new solutions going forward, at a reduced  cost  and enhanced time-to-market.

●	A depth of experience in design and deployment to architect and fully integrate the Network Cadence solution

Customers

Our customer base has been focused in the telecommunications space. Our business has been dependent on one significant customer, SkyTerra. For the year ended December 31, 2008, SkyTerra represented 100% of our revenue.  On November 2, 2009, SkyTerra notified us that they have terminated their contract with us. As a result, beginning in November 2009, our monthly revenue will be reduced by approximately 95% due to this termination. Since January 1, 2009, we have successfully helped such providers as Qwest Communications, Numerex, and Taser in projects ranging from new implementations, or projects that are not constrained by prior networks (“Greenfield”) to enhance and expand the capabilities of legacy systems. We are focused on expanding our customer base through continuing to offer professional services as well as the selling the long term vision of our platform.

Competition

The competitive landscape includes firms that are attempting to address CSPs’ transformational needs in the telecommunications industry. These can be segmented into three areas:

•	Large-scale Systems Integrators (e.g. – Accenture and IBM);

•	Full Suite Solution Providers (e.g. – Oracle, SAP, Microsoft, and IBM); and

•	CSP Transformation Agents who seek to redefine how CSPs deliver services (e.g. – JamCracker and Amdocs)

Large-scale Systems Integrators have traditionally focused on providing “add-ons” or enhancements to existing legacy systems versus transformational changes to CSPs operating support systems.

Full Suite Solution Providers offer a suite of products, that when fully implemented, provides an integrated approach in solving the CSPs transformation needs. Their approach, however, comes at a great expense to CSPs. It is very time consuming to implement, very costly, provides a “one-size-fits-all” solution, and is integrated only within the bounds of their suite. Their solution does not integrate with a CSPs unique legacy OSS/BSS environment. Cost of implementing a full suite of products results in a much lower return on investment for the CSP than a more flexible and less expensive solution that Network Cadence envisions.

CSP Transformation Agents are emerging as CSPs embrace the value of and need for a service delivery layer platform. These competitors are small and narrowly focused on specific areas of service lifecycle management. For example, they may address order management but have not fully addressed how this solution integrates with other areas of the overall service lifecycle.

Based on these definitions, Network Cadence is considered a CSP Transformation Agent. We are hopeful that the Nimbus platform can provide a superior end-to-end solution that is:

•	significantly more robust than that of other CSP Transformation Agents;

•	less expensive and more cost effective; and

•	more nimble, flexible, and more suitable to the dynamically evolving needs of all CSPs.

While we believe we can effectively compete, a number of companies that we compete with have long operating histories, large customer bases, substantial financial, technical, sales, marketing and other resources, and strong name recognition. Some of these companies are continuing their attempts to expand their communications industry market penetration. Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties to increase their ability to address the needs of our prospective customers. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that we will be able to compete successfully with existing or new competitors.

Marketing and Advertising

We believe the Network Cadence marketing strategy leverages our core competencies and leadership in the area of service lifecycle management. Our customer base and target market are in the international cable and telecommunications sectors and range from Greenfield builds to traditional CSPs requiring enhancements to legacy systems and processes. Our projects vary from overseeing and consulting on cross-functional architectural projects to addressing specific implementation needs within CSPs network and IT organizations.

Target CSPs customers include traditional telecom providers, cable operators, wireless service providers and satellite companies. Our initial focus has been in the domestic market, but we have recently expanded our scope to include the international market as realization of the need for transformational change through deployment of service layer solutions is recognized by CSPs around the world.

Network Cadence is also targeting network element vendors, software and application providers, and system integrators who recognize the power of our Nimbus solution. This growing awareness piques the interest of potential business partners as they seek to drive new revenue streams for their CSPs customers and themselves.

Employees

As of November 2, 2009, we have 22 full time employees.  In addition to our full time employees, we have finance and sales resources that are paid on a consulting basis. We do not expect to hire additional employees until such time as our operations require. Our future success depends in large part upon our continuing ability to attract and retain highly qualified managerial, technical, sales and marketing personnel.

None of our employees is covered by a collective bargaining agreement. Each of our managerial, sales and administrative employees has entered into a standard form of agreement which, among other things, contains covenants not to compete for 24 months following termination of employment and to maintain the confidentiality of certain proprietary information. We believe that our employee relations are good.

See “Directors and Executive Officers” for further details regarding our management team.

ITEM 1A.   RISK FACTORS
Risks Related to Our Business

The products and services we sell are based on an emerging technology and therefore the potential market for our products remains uncertain.

The telecommunication transformation products and services we develop and sell are based on an emerging technology platform and our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting our solutions. Our relatively limited operating history and the limited extent to which our solutions have been currently adopted may make it difficult to evaluate our business because the potential market for our products remains uncertain.

Failure to properly manage projects may result in unanticipated costs or claims.

Our engagements may involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. Any defects or errors or failure to meet customers’ expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the network will achieve certain performance standards. If the project or network experiences a performance problem, we may not be able to recover the additional costs we would incur, which could exceed revenues realized from a project.

Our clients’ complex regulatory requirements may increase our costs, which could negatively impact our profits.

Many of our clients, particularly those in the telecommunication services, are subject to complex and constantly changing regulatory requirements. On occasion, these regulatory requirements change unpredictably. These regulations may increase our potential liabilities if our services are found to contribute to a failure by our clients to comply with the requirements applicable to them and may increase compliance costs as regulatory requirements increase or change. These increased costs could negatively impact our profits.

In our course of business, we expose ourselves to possible litigation associated with performing services on our customers’ properties.

We perform services on our customers’ properties and doing so can result in claims of property damage, breach of contract, harassment, theft, and other such claims. These claims may become time consuming and expensive, which would adversely affect our financial condition and the reputation of our business.

We are highly dependent upon technology, and our inability to keep pace with technological advances in our industry could have a material adverse effect on our business, financial condition and results of operations.

Our success depends in part on our ability to develop IT solutions that keep pace with continuing changes in the IT industry, evolving industry standards and changing client preferences. There can be no assurance that we will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. We need to continually make significant investments, with ever increasing regularity, in sophisticated and specialized communications and computer technology to meet our clients’ needs. We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology in shorter intervals and on a timely basis to maintain our competitiveness. Significant capital expenditures may be required to keep our technology up-to-date. There can be no assurance that any of our information systems will be adequate to meet our future needs or that we will be able to incorporate new technology to enhance and develop our existing services. Moreover, investments in technology, including future investments in upgrades and enhancements to software, may not necessarily maintain our competitiveness. Our future success will also depend in part on our ability to anticipate and develop information technology solutions that keep pace with evolving industry standards and changing client demands. Our inability to effectively keep pace with continuing changes in the IT industry could have a material adverse effect on our business, financial condition and results of operations.

Our failure to protect or maintain our existing systems could have material adverse effect on our business, financial condition and result of operations.

Moreover, experienced computer programmers and hackers may be able to penetrate our network security, or that of our customers, and misappropriate confidential information, create system disruptions or cause shutdowns. If this were to occur, we could incur significant expenses in addressing problems created by security breaches of our network.

Our business depends on our clients not going offshore for services.

The potential exists for us to lose existing customers for information technology outsourcing services or other information technology solutions, or incur significant expenses in connection with our customers’ system failures. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design and manufacture, including “bugs” and other problems that can unexpectedly interfere with the operation of our systems. The costs to eliminate or alleviate security problems, viruses, worms and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service.

Our business depends on the growth and maintenance of wireless communications infrastructure.

Our success will depend on the continued growth and maintenance of wireless communications infrastructure in the United States and around the world. This includes deployment and maintenance of reliable next-generation digital networks with the necessary speed, data capacity and security for providing reliable wireless communications services. Wireless communications infrastructure may be unable to support the demands placed on it if the number of customers continues to increase, or if existing or future customers increase their bandwidth requirements. In addition, viruses, worms and similar break-ins and disruptions from illicit code or unauthorized tampering may harm the performance of wireless communications. If a well-publicized breach of security were to occur, general mobile phone usage could decline, which could reduce the demand for and use of our applications. Wireless communications experience a variety of outages and other delays as a result of infrastructure and equipment failures, and could face outages and delays in the future. These outages and delays could reduce the level of wireless communications usage as well as our ability to distribute our applications successfully.

The industry in which we operate has relatively low barriers to entry and increased competition could result in margin erosion, which would make profitability even more difficult to sustain.

Other than the technical skills required in our business, the barriers to entry in our business are relatively low.  Business start-up costs do not pose a significant barrier to entry. The success of our business is dependent on our employees, customer relations and the successful performance of our services. If we face increased competition as a result of new entrants in our markets, we could experience reduced operating margins and loss of market share and brand recognition.

We operate in a competitive industry with several established and more horizontally integrated companies. It may be difficult to sustain our market share in the event of a decline in market conditions.

Our industry is competitive and rapidly changing. Future competitors may include large international and domestic engineering companies. These competitors may have a material advantage in their financial, technical and marketing resources. We may be unable to successfully compete against future competitors, which would adversely affect our business and operations.

Risks Relating To Our Company

With the recent loss of our largest customer, our revenue has been significantly reduced and we no longer operate at a profit.

On November 2, 2009, we received a contract termination notice from our largest customer, SkyTerra. As a result, we will lose approximately 95% of revenue effective November 1, 2009. In light of this notice, we reduced our workforce by approximately 50%. With the loss of our most significant customer, we have limited revenue and, going forward, will not operate at a profit without additional business. We cannot assure you that we will ever be profitable and you should not invest unless you are prepared to lose your entire investment.

We have received a going concern opinion from our auditors and for the period from inception, July 19, 2007, to July 31, 2009, we operated at a loss, which raises substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As reflected in the accompanying financial statements, the Company is in the development stage with limited revenues, has used cash flows in operations of $38,912 from inception of July 19, 2007 to July 31, 2009 and has an accumulated deficit of $13,763 through July 31, 2009. We had net losses of $30,506 and $27,651 for the years ended July 31, 2009 and 2008, respectively. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

We may not be able to manage our expansion of operations effectively and if we are unable to do so, we not achieve profitability.

We believe our Nimbus solution will allow us to significantly expand our business and capture new market opportunities.  As we grow, we must continue to improve our operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. In order to fund our on-going operations and our future growth, we will need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers, suppliers and other third parties. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems and resources. We will also need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. As a result, our results from operations may decline.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our limited operating history and the unpredictability of our industry make it difficult for investors to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to companies with longer operating histories.

Our operating results may fluctuate significantly, which makes our future results difficult to predict and may result in our operating results falling below expectations or our guidance, which could cause the price of our common stock to decline.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock would likely decline substantially.

In addition, factors that may affect our operating results include, among others:

•	fluctuations in demand, adoption, sales cycles and pricing levels for our products and services;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•	the timing of recognizing revenue in any given quarter as a result of software revenue recognition policies;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and deliver in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the timing of the announcement or release of products or upgrades by us or by our competitors;

•	our ability to implement scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses; and

•	general economic conditions in our domestic and international markets.

If our clients terminate significant contracted projects or choose not to retain us for additional projects, or if we are restricted from providing services to our clients’ competitors, our revenues and profitability may be negatively affected.

Our clients typically retain us on a non-exclusive basis. Many of our client contracts, including those that are on a fixed price, fixed timeframe basis, can be terminated by the client with or without cause upon 90 days’ notice or less and generally without termination-related penalties. Additionally, our contracts with clients are typically limited to discrete projects without any commitment to a specific volume of business or future work and may involve multiple stages. In addition, the increased breadth of our service offerings may result in larger and more complex projects for our clients that require us to devote resources to more thoroughly understand their operations. Despite these efforts, our clients may choose not to retain us for additional stages or may cancel or delay planned or existing engagements due to any number of factors, including:

•	financial difficulties of the clients;

•	a change in strategic priorities;

•	a demand for price reductions; and

•	a decision by our clients to utilize their in-house IT capacity or work with our competitors.

These potential terminations, cancellations or delays in planned or existing engagements could make it difficult for us to use our personnel efficiently. In addition, some of our client contracts may restrict us from engaging in business with certain competitors of our clients during the term of the agreements and for a limited period following termination of these agreements. Any of the foregoing factors could negatively impact our revenues and profitability. Other than under existing contractual obligations, none of our customers is obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific customer is likely to vary from period to period, and a significant customer in one period may not use our services in a subsequent period.

We may engage in acquisitions, strategic investments, partnerships, alliances or other ventures that are not successful, or fail to integrate acquired businesses into our operations, which may adversely affect our competitive position and growth prospects.

We may acquire or make strategic investments in complementary businesses, technologies, services or products, or enter into strategic partnerships or alliances with third parties in the future in order to expand our business. We may be unable to identify suitable acquisition, strategic investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on terms commercially favorable to us or at all, which may adversely affect our competitive position and our growth prospects.

If we acquire another business, we may face difficulties, including:

•	integrating that business’ personnel, products, technologies or services into our operations;

•	retaining the key personnel of the acquired business;

•	failing to adequately identify or assess liabilities of that business;

•	failure of that business to fulfill its contractual obligations;

•	failure of that business to achieve the forecasts we used to determine the purchase price; and

•	diverting our management’s attention from normal daily operations of our business.

These difficulties could disrupt our ongoing business and increase our expenses. As of the date of this Annual Report on Form 10-K, we have no agreements to enter into any material acquisition, investment, partnership, alliance or other joint venture transaction.

We are subject to the reporting requirements of the federal securities laws, which impose additional burdens on us.

We are a public reporting company and accordingly subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). As a public company, these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley. Some members of our management team have limited or no experience operating a company whose securities are traded or listed on an exchange, and with SEC rules and requirements, including SEC reporting practices and requirements that are applicable to a publicly-traded company. We may need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley, when applicable, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Internal control weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Assertions by a third party that we infringe its intellectual property could result in costly and time-consuming litigation, expensive licenses or the inability to operate as planned.

The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us may grow. Our technologies may not be able to withstand third-party claims or rights restricting their use. Companies, organizations or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to provide our services or develop new services and features, which could make it more difficult for us to operate our business.

If we are determined to have infringed upon a third party’s intellectual property rights, we may be required to pay substantial damages, stop using technology found to be in violation of a third party’s rights or seek to obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all, and may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technology that could require significant effort and expense or may not be feasible. In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business and results of operations could be harmed.

There is a reduced probability of a change of control or acquisition of us due to the possible issuance of additional preferred stock. This reduced probability could deprive our investors of the opportunity to otherwise sell our stock in an acquisition of us by others.

Our Articles of Incorporation authorize our Board of Directors to issue up to 5,000,000 shares of preferred stock, of which no shares have been issued. Our preferred stock is issuable in one or more series and our Board of Directors has the power to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by stockholders. As a result of the existence of this “blank check” preferred stock, potential acquirers of our company may find it more difficult to, or be discouraged from, attempting to effect an acquisition transaction with, or a change of control of, our company, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions.

The success of our business depends on the continuing contributions of our senior management and other key personnel who may terminate their employment with us at any time causing us to lose experienced personnel and to expend resources in securing replacements.

We depend substantially on the current and continued services and performance of our senior management and other key personnel. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe that our technical personnel represent a significant asst and provide us with a competitive advantage over many of our competitors and that our future success will depend upon our ability to hire and retain these key employees and our ability to attract and retain other skilled financial, engineering, technical, and managerial personnel. None of our key personnel, including our Chief Executive Officer, is party to any employment agreements with us and management and other employees may voluntarily terminate their employment at any time.

If we fail to attract and retain highly skilled IT professionals, we may not have the necessary resources to properly staff projects.

Our success depends largely on the contributions of our employees and our ability to attract and retain qualified personnel, including technology, consulting, engineering, marketing and management professionals. Competition for qualified personnel in the IT services industry can be intense and, accordingly, we may not be able to retain or hire all of the personnel necessary to meet our ongoing and future business needs. If we are unable to attract and retain the highly skilled IT professionals we need, we may have to forego projects for lack of resources or be unable to staff projects optimally. In addition, the competition for highly skilled employees may require us to increase salaries of highly skilled employees, and we may be unable to pass on these increased costs to our clients, which would reduce our profitability.

Our inability to attract and retain qualified sales and customer service management personnel could have an adverse effect on our ability to meet our organic growth targets.

Our business involves the delivery of complex services over a distributed IT environment. It takes time to train new sales people in our business and for them to build a pipeline of opportunities. Inasmuch as we strive to grow existing accounts by expanding our services to new locations or adding new services to our solution, we rely heavily on our client service managers to grow our revenue. Our inability to find the right personnel and train them quickly may have an adverse effect on our ability to appropriately manage our customers and meet our organic growth targets.

Our loan covenant requires that we maintain a minimum cash balance of $750,000.

On May 26, 2009, the Company executed a Promissory Note for the benefit of two former principals of the Company.  The Promissory Note has a principal amount of $2,800,000, which shall be paid in ten equal installments of $280,000.  In addition, the Promissory Note bears interest at Prime plus 4%.  Finally, the Promissory Note contains a covenant, which requires that we maintain no less than $750,000 in cash or cash equivalents beginning January 1, 2010 and until the promissory note is paid in full. Failure to maintain this cash requirement can accelerate full payment of the promissory note, to which we may be unable to pay. This restriction on our available cash and cash equivalents limits our financial flexibility. We may be unable to implement internal growth and operating strategies due to this limitation.

The current severe worldwide economic slowdown may negatively affect our sales, which would materially adversely affect our profitability and revenue growth.

Our revenue and profitability depend significantly on general economic conditions and the demand for IT services in the markets in which we compete. Economic weakness and constrained IT spending has, and may result in the future, limited revenue and profitability growth. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in IT spending could have a material adverse effect on demand for our services, and consequently our results of operations, prospects and stock price.

Capital markets are currently experiencing a period of dislocation and instability, which has had and could continue to have a negative impact on the availability and cost of capital.

The general disruption in the U.S. capital markets has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets (or any other source of funds) may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions.

Our inability to obtain capital, use internally generated cash, or use our securities or debt to finance future expansion efforts could impair the growth and expansion of our business.

Reliance on internally generated cash or debt to finance our operations or complete business expansion efforts could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to issue securities to consummate expansions will depend on the market value of our securities from time to time and the willingness of potential investors, sellers or business partners to accept it as full or partial payment. Using securities for this purpose also may result in significant dilution to our then existing shareholders. To the extent that we are unable to use securities to make future expansions, our ability to grow through expansions may be limited by the extent to which we are able to raise capital for this purpose through debt or equity financings. Raising external capital in the form of debt could require periodic interest payments that could hinder our financial flexibility in the future. No assurance can be given that we will be able to obtain the necessary capital to finance a successful expansion program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion. In addition to requiring funding for expansions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to (a) obtain additional capital on acceptable terms, (b) use internally generated cash or debt to complete expansions because it significantly limits our operational or financial flexibility, or (c) use securities to make future expansions may hinder our ability to actively pursue any expansion program we may decide to implement. In addition, if we are unable to obtain necessary capital going forward, our ability to continue as a going concern would be negatively impacted.

Risks Relating To Our Common Stock

There is not an active trading market for our common stock, and if a market for our common stock does not develop, our investors may be unable to sell their shares.

We intend to be quoted on the OTC Bulletin Board trading system. The OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. The OTC Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

•	the lack of readily available price quotations;

•	the absence of consistent administrative supervision of “bid” and “ask” quotations;

•	lower trading volume;

•	market conditions;

•	technological innovations or new products and services by us or our competitors;

•	regulatory, legislative or other developments affecting us or our industry generally;

•	limited availability of freely-tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the value of our common stock could be affected by:

•	actual or anticipated variations in our operating results;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	introduction of new services or technology by our competitors or us;

•	sales of our common stock or other securities in the open market or private transactions;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the market in which we operate;

•	changes in earnings estimates and recommendations by financial analysts;

•	our failure to meet financial analysts’ performance expectations; and

•	other events or factors, many of which are beyond our control.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

In a volatile market, you may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required either to sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

Because our common stock may be classified as “penny stock,” trading may be limited, and the share price could decline.

Because our common stock may fall under the definition of “penny stock,” trading in the common stock, if any, may be limited because broker-dealers would be required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving the common stock.

“Penny stocks” are equity securities with a market price below $5.00 per share other than a security that is registered on a national exchange, included for quotation on the NASDAQ system or whose issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

Rules promulgated by the SEC under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

•	a standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

•	all compensation received by the broker-dealer in connection with the transaction;

•	current quotation prices and other relevant market data; and

•	monthly account statements reflecting the fair market value of the securities.

These rules also require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

We cannot assure you that we will list our common stock on NASDAQ or any other national securities system or exchange.

We do not currently meet the initial listing standards of either of NASDAQ or the American Stock Exchange, and we cannot assure you that we will be able to qualify for and maintain a listing of our common stock on either of those markets or any other stock system or exchange in the future. Furthermore, in the case that our application is approved, there can be no assurance that trading of our common stock on such market will reach or maintain desired liquidity.

Because we do not intend to pay any dividends on our common stock, purchases of our common stock may not be suited for investors seeking dividend income.

We do not currently anticipate declaring and paying dividends to our stockholders in the near future. It is our current intention to apply any net earnings in the foreseeable future to the internal needs of our business. Prospective investors seeking or needing dividend income or liquidity from our common stock should, therefore, not purchase our common stock. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on our common stock’s market price.

A potential trading market for our common stock will depend, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these analysts. Currently there is no coverage of our common stock and there is no guarantee that securities analysts will cover our common stock in the future. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

A significant amount of our common stock is controlled by a single shareholder and no preemptive rights or cumulative voting exists.

Immediately upon completion of the Share Exchange, the former member of Network Cadence owns 10,580,000 shares of our common stock, representing 92.0% of our issued and outstanding shares of common stock after the closing. The Company’s pre-Share Exchange stockholders own 920,000 shares of our common stock, representing 8.0% of our issued and convertible outstanding shares of common stock after the closing.  There are no preemptive rights in connection with our common stock. Cumulative voting in the election of Directors is not allowed. Accordingly, the holders of a majority of the shares of common stock, present in person or by proxy, will be able to elect all of our Board of Directors.

The following table shows our share ownership immediately after giving effect to the Share Exchange:

Owner	Shares	% of Actual Outstanding
Pre-Share Exchange stockholders of the Company	920,000	8%
Former Network Cadence sole member	10,580,000	92%

Currently Mr. John McCawley controls 92.0% of the Company which will have an impact on all major decisions on which our stockholders may vote and which may discourage an acquisition of our Company.

Currently, Mr. John McCawley directly owns approximately 92% of our currently outstanding common stock.  In addition, he is also one of our directors and our President and Chief Executive Officer. The interests of Mr. McCawley may differ from the interests of other stockholders. As a result, Mr. McCawley will have the ability to significantly impact virtually all corporate actions requiring stockholder approval, vote, including the following actions:

•	Election of our directors;
•	The amendment of our organizational documents;
•	The merger of our company or the sale of our assets or other corporate transaction; and
•	Controlling the outcome of any other matter submitted to the stockholders for vote.

Mr. McCawley’s beneficial stock ownership may discourage potential investors from investing in shares of our common stock due to the lack of influence they could have on our business decisions, which in turn could reduce our stock price.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal address is 6560 South Greenwood Plaza Boulevard, Number 400, Englewood, Colorado, 80111. We currently lease approximately 10,000 square feet of office space. Our lease expires in April 2010.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All information included on Part II relates only to Sage’s business and financial results prior to consummation of the Share Exchange on August 31, 2009.

No public market currently exists for shares of our common stock.  However, we are in the process of applying for a listing on the Over-the-Counter Bulletin Board.

As of September 1, 2009 and as a result of the Share Exchange, a total of 11,500,000 shares of our common stock were outstanding, owned by 27 record holders.

ITEM 6.  SELECTED FINANCIAL DATA

The Company qualifies as a smaller reporting company, as defined by § 229.10(f)(1) and needs not to disclose this Selected Financial Data as required by Item 301(c) of Regulation S-K.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

Network Cadence was organized under the laws of the State of Nevada on July 19, 2007. Prior to August 31, 2009, our plan of operation was to provide web development services from our headquarters in Denver, Colorado.  Upon consummation of the Share Exchange on August 31, 2009, we discontinued our web development services and are now focused on providing solutions to CSPs, enabling them to innovate and provide value-added services to their customers.

Capital Investment

We do not anticipate any significant capital expenditures for the next 12 months.

Liquidity and Capital Resources

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As reflected in the accompanying financial statements, the Company is in the development stage with limited revenues, has used cash flows in operations of $38,912 from inception of July 19, 2007 to July 31, 2009 and has an accumulated deficit of $13,763 through July 31, 2009. We had net losses of $30,506 and $27,651 for the years ended July 31, 2009 and 2008, respectively. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

As of July 31, 2009, we had a negative working capital of ($17,883). We had current assets of $388 and current liabilities of $18,271. This represents a decrease of $28,926 in working capital compared to the balance of $11,043 reported at July 31, 2008. During the year ended July 31, 2009, our working capital declined as we invested our capital resources in the development of our business.

To fund our operations, we sold 900,000 shares to our founders for cash proceeds of $25,000 in July 2007.  In addition, during December 2007, we issued 20,000 shares of common stock for $20,000 in cash. These funds were used for legal, accounting, administrative, consulting and marketing costs.

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

During the year ended July 31, 2009, our use of cash consisted solely of $15,751 in operating activities and we received no proceeds during the year.

Results of Operations — Year Ended July 31, 2009 Compared to the Year Ended July 31, 2008

For the year ended July 31, 2009, we were considered a development stage company for accounting purposes, since we were working to start Sage and to implement our plan of operations. With the consummation of the Share Exchange on August 31, 2009, our web development business was discontinued.

For the year ended July 31, 2009 we recorded a net loss of ($30,506), or ($0.03) per share, compared to a net loss for 2008 of ($27,651) or ($0.03) per share. In 2008, we reported our first revenue, a sale of $500 to a related party.

Operating expenses increased to $30,557 for the year ended July 31, 2009 compared to $27,753 for 2008. All of the expenses represent costs required to implement our business plan.

Off-Balance Sheet Arrangements

For the year ended July 31, 2009, there were no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NETWORK CADENCE, INC.
(formerly known as Sage Interactive, Inc.)

Financial Statements
And
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Network Cadence, Inc.

We have audited the accompanying balance sheets of Network Cadence, Inc. (formerly known as Sage Interactive, Inc.) as of July 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended July 31, 2009 and 2008, and the period from July 19, 2007 (inception) to July 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network Cadence, Inc. as of July 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended July 31, 2009 and 2008 and the period from July 19, 2007 (inception) to July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has experienced recurring losses from operations, and has negative working capital and a stockholders’ deficit, which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
7931 S. Broadway, #314
Littleton, Colorado 80122
October 19, 2009

NETWORK CADENCE, INC.

(formerly known as Sage Interactive, Inc)

BALANCE SHEETS

	July 31, 2009	July 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$388	$16,139
Reimbursable expenses	—	199

Total current assets	388	16,338

Website development costs, net of amortization	4,120	5,700

Total assets	$4,508	$22,038

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,071	$1,000
Accrued expenses	—	2,295
Accrued expenses, related party	13,200	2,000

Total current liabilities	18,271	5,295

Commitments and contingencies (Notes 2, 3, 4, 5 and 6)

Stockholders' equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized:
920,000 shares issued and outstanding	920	920
Additional paid-in capital	44,080	44,080
(Deficit) accumulated during the development stage	(58,763)	(28,257)

Total stockholders' equity (deficit)	(13,763)	16,743

Total liabilities and stockholders' equity (deficit)	$4,508	$22,038

The accompanying notes are an integral part of these financial statements.

NETWORK CADENCE, INC.
(formerly known as Sage Interactive, Inc)
STATEMENTS OF OPERATIONS
for the years ended July 31, 2009 and 2008
and for the period from Inception (July 19, 2007) to July 31, 2009

	YearEnded July 31, 2009	Year Ended July 31, 2008	From Inception (July 19, 2007) to July 31, 2009

Revenue	$250	$500	$750

Cost of revenues	199	398	597
Gross profit	51	102	153

Expenses:
Compensation, related party	12,000	9,000	21,000
Consulting fees	-	799	799
Legal and accounting fees	15,936	15,935	31,871
Amortization	1,580	-	1,580
Taxes, licenses and permits	276	375	1,257
Other	765	1,644	2,409
Total expenses	30,557	27,753	58,916

Net (loss)	$(30,506)	$(27,651)	$(58,763)

Net (loss) per common share:
Basic and Diluted	$(0.03)	$(0.03)	$(0.06)

Weighted average shares outstanding:
Basic and Diluted	920,000	913,085	916,202

The accompanying notes are an integral part of these financial statements.

NETWORK CADENCE, INC.
(formerly known as Sage Interactive Inc)
STATEMENTS OF CASH FLOWS
for the years ended July 31, 2009 and 2008
and for the period from Inception (July 19, 2007) to July 31, 2009

	Year Ended July 31, 2009	Year Ended July 31, 2008	From Inception (July 19, 2007) to July 31, 2009

Cash flows from operating activities:
Net (loss)	$(30,506)	$(27,651)	$(58,763)

Adjustments to reconcile net (loss)
to net cash used by operating activities:
Amortization	1,580	-	1,580
Changes in operating assets and liabilities:
Increase (decrease) in reimbursable expenses	199	(199)	-
Increase in accounts payable and accrued expenses	4,071	394	5,071
Increase in accrued expenses, related party	8,905	4,295	13,200
Total adjustments	14,755	4,490	19,851

Net cash (used in) operating activities	(15,751)	(23,161)	(38,912)

Cash flows from investing activities:
Capital expenditures	-	(5,700)	(5,700)

Net cash (used in) investing activities	-	(5,700)	(5,700)

Cash flows from financing activities:
Cash proceeds from sale of stock	-	20,000	45,000

Net cash provided by financing activities	-	20,000	45,000
Net increase (decrease) in cash and equivalents	(15,751)	(8,861)	388

Cash and equivalents at beginning of period	16,139	25,000	-

Cash and equivalents at end of period	$388	$16,139	$388

Supplemental Cash Flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NETWORK CADENCE, INC.
(formerly known as Sage Interactive, Inc)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from July 19, 2007 (inception) through July 31, 2009

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated (Deficit)	Total Stockholders' Equity (Deficit)

Balance at Inception, July 19, 2007	—	$—	—	$—	$—	$—	$—

Shares issued for cash at $0.028, July 30, 2007	—	—	900,000	900	24,100	—	25,000

Net (loss)	—	—	—	—	—	(606)	(606)

Balance, July 31, 2007	—	—	900,000	900	24,100	(606)	24,394

Shares issued for cash at $1.00, December 16, 2007	—	—	20,000	20	19,980	—	20,000

Net (loss)	—	—	—	—	—	(27,651)	(27,651)

Balance, July 31, 2008	—	—	920,000	920	44,080	(28,257)	16,743

Net (loss)	—	—	—	—	—	(30,506)	(30,506)

Balance, July 31, 2009	—	$—	920,000	$920	$44,080	$(58,763)	$(13,763)

The accompanying notes are an integral part of these financial statements.

NETWORK CADENCE, INC.
(formerly known as Sage Interactive, Inc)
Notes to Financial Statements
July 31, 2009 and 2008

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements of Sage Interactive, Inc (“Sage” or “the Company”). The financial statements and notes are representations of Sage’s management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements. The financial statements are stated in US dollars.

Organization

Sage was incorporated under the laws of the State of Nevada on July 19, 2007. Prior to August 31, 2009, Sage was a development stage company and had not yet generated significant revenues from its planned operations.

On August 31, 2009, Sage consummated the Share Exchange with the sole member of Cadence II, LLC, a Colorado limited liability company, pursuant to which it acquired all of the membership interests of Cadence II, LLC, in exchange for the issuance of shares of our common stock representing 92.0% of our issued and outstanding common stock. After the Share Exchange, our business operations consist of those of Network Cadence.  Also, on August 31, 2009, Sage changed its name to Network Cadence, Inc.

Development Stage Company

For the years ended July 31, 2008 and 2009, Sage was a development stage company, since planned principal operations had not yet commenced. Accordingly, Sage’s financial statements are presented in conformity with GAAP that applies to developing enterprises. As a development stage enterprise, Sage must utilize accounting principles consistent with those required of an established enterprise, and, in addition, must disclose the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of assets and liabilities, valuation of deferred tax assets, and the likelihood of loss contingencies Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers cash in banks, deposits in transit, and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

NETWORK CADENCE, INC.
(formerly known as Sage Interactive, Inc)
Notes to Financial Statements
July 31, 2009 and 2008

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. At July 31, 2009, the Company did not have a concentration of credit risk since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

Website Development Costs

The Company incurred costs to develop its website, including planning, design, general and application software development, graphics creation, html coding, installation and testing. Generally, planning stage costs are expensed, development stage costs are capitalized, and operating stage costs are expensed. During the year ended July 31, 2008, development costs of $5,700 were capitalized. Amortization of capitalized costs commences when the website goes operational. The website reached operational status in September 2008, and amortization expense of $1,580 was recorded in the year ended July 31, 2009. Subsequent to July 31, 2009, the Company abandoned its website due to the Share Exchange and new business operations of Network Cadence.

Long-Lived Assets

The Company's primary long-lived asset is website development costs.   The Company assesses the recoverability of its long-lived assets at least annually, and whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition.  At July 31, 2009, management assessed its long-lived asset and determined that it was not impaired.  No impairment charges have been recorded as of July 31, 2009.

Net (Loss) Per Common Share

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

Revenue Recognition

As of July 31, 2009, the Company had not yet generated significant revenues. It is the Company’s policy that revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

NETWORK CADENCE, INC.
(formerly known as Sage Interactive, Inc)
Notes to Financial Statements
July 31, 2009 and 2008

Fair Value Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Segment Information

Certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. Sage currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Recent Pronouncements

There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern.

As of July 31, 2009, the Company was in its development stage and was implementing its business plan. It has experienced recurring losses from operations and has negative working capital and a stockholders’ deficit. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

To provide an opportunity to continue as a going concern, management plans to pursue a business combination which was completed through the Share Exchange completed on August 31, 2009.

NOTE 3. STOCKHOLDERS’ EQUITY

Preferred Stock    Sage has authorized 5,000,000 shares of preferred stock with a par value of $0.001. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. Since inception, Sage has not issued any preferred shares.

Common Stock     Sage has authorized 100,000,000 shares of $0.001 par value common stock.

On July 30, 2007, Sage issued 900,000 shares of common stock to its founders for cash of $25,000.

Effective December 16, 2007, Sage completed the sale of 20,000 shares of common stock at $1.00 per share for cash proceeds of $20,000. The stock certificates representing the 20,000 shares of common stock have not been printed or distributed as of the date of this audit.

NETWORK CADENCE, INC.
(formerly known as Sage Interactive, Inc)
Notes to Financial Statements
July 31, 2009 and 2008

Subsequent to July 31, 2009, the Company issued 10,580,000 shares of common stock in accordance with a Share Exchange Agreement, as more fully discussed in Note 6.

NOTE 4. INCOME TAXES

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

July 31, 2009	58,763	Various	10,871	(10,871)	(5,644)	—
July 31, 2008	28,257	Various	5,228	(5,228)	(5,115)	—

Income taxes at the statutory rate are reconciled to the Company’s reported income tax expense (benefit) as follows:
Income tax (benefit) at statutory rate resulting from
net operating loss carryforward	(15.0%)
State tax (benefit) net of Federal benefit	(3.5%)
Deferred income tax valuation allowance	18.5%

Reported tax rate	0%
At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carryforwards, including a requirement that losses be offset against future taxable income, if any. In addition, the net operating loss carryforward is severely restricted as per the Internal Revenue code due to the change in ownership effective August 31, 2009. Accordingly, a valuation allowance has been established for the entire deferred tax asset.

NOTE 5. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

During the years ended July 31, 2009 and 2008, revenues consist of sales to a related party.

Sage has an agreement with its president, Brian Frenkel, that provides for compensation of $1,000 per month. The agreement can be terminated at any time by either party. This agreement was terminated upon completion of the Share Exchange on August 31, 2009. Office space is provided to Sage at no cost by its president, Brian Frenkel. No provision for these costs has been included in these financial statements as the amounts are not material.

One of Sage’s founding shareholders, Gary Agron, is also its legal counsel. As of July 31, 2009, no legal fees had been accrued or paid to this shareholder.

On August 31, 2009, the Company consummated a share exchange with the sole member of Cadence II, LLC, a Colorado limited liability company (“Network Cadence”), pursuant to which we acquired all of the membership interests in Network Cadence in exchange for the issuance of shares of our common stock representing 92.0% of our issued and outstanding common stock (the “Share Exchange”), as more fully described in Note 6.  The liabilities of Network Cadence include a note payable with a balance of $2,800,000 owed at July 31, 2009 and bears interest at Prime plus 4%, requires quarterly payments of $280,000, and matures November 30, 2011.  The note also requires the Company to maintain a minimum of $750,000 cash effective January 1, 2010 until the note is paid in full.

NETWORK CADENCE, INC.
(formerly known as Sage Interactive, Inc)
Notes to Financial Statements
July 31, 2009 and 2008

NOTE 6. SUBSEQUENT EVENTS

On August 31, 2009, Sage consummated the Share Exchange with the sole member of Cadence II, LLC, a Colorado limited liability company, pursuant to which all of the membership interests in Cadence II, LLC were acquired, in exchange for the issuance of shares of common stock representing 92.0% of issued and outstanding common stock.  In addition, Sage changed its name to Network Cadence, Inc. After the Share Exchange, the business operations consist of those of Network Cadence. The material terms of the Share Exchange and various agreements are more fully described in Form 8-K filed on September 1, 2009.

Pursuant to the Share Exchange, all of the membership interests in Network Cadence were acquired in exchange for the issuance of 10,580,000 shares of common stock to the sole member of Network Cadence. Upon the closing of the transaction, Network Cadence became a wholly owned subsidiary and Network Cadence’s sole member became the owner of 92.0% of outstanding common stock.   The liabilities of Network Cadence include a Promissory Note payable with a balance of $2,800,000 owed at July 31, 2009.  The Promissory Note bears interest at Prime plus 4%, requires quarterly payments of $280,000, and matures November 30, 2011.  The note also requires the Company to maintain a minimum of $750,000 cash effective January 1, 2010 until the note is paid in full.

Network Cadence provides professional services and business platform solutions to communication service providers.  On November 2, 2009, Network Cadence received a contract termination notice from its largest customer, SkyTerra.  As a result it lose approximately 95% of revenue, effective November 2, 2009.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a)        Evaluation of Disclosure Controls and Procedures. Our previous President evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our previous president concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president, as appropriate to allow timely decisions regarding disclosure.

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

Our management, with the participation of the president, evaluated the effectiveness of Sage’s internal control over financial reporting as of July 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of our president, concluded that, as of July 31, 2009, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies. (1) Sage has not properly segregated duties as one individual initiates, authorizes, and completes all transactions. Sage has not implemented measures that would prevent the individual from overriding the internal control system. Sage does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports. (2) Sage has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Accordingly, while Sage has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

(b)        Changes in Internal Control over Financial Reporting. During 2009, there were no changes in Sage’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, Sage’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

 Not Applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers (Effective with the Share Exchange dated August, 31, 2009)

Name	Age	Position

Mr. John McCawley	43	President, Chief Executive Officer and Director
Mr. Mark Faris	55	Executive Vice President – Business Development, Chairman of the Board and Director
Mr. Jim Buckley	48	Chief Financial Officer
Mr. Mike Cookson	47	Chief Operating Officer
Mr. Bill Perkins	42	Vice President of Service Delivery
Ms. Lynn Schlemeyer	51	Vice President of Marketing and Investor Relations

Mr. John McCawley has been President, Chief Executive Officer and Director of Network Cadence since August 31, 2009. He co-founded Network Cadence on March 15th, 2006 and has more than 12 years of experience as software developer, designer and architect for projects in the areas of finance and telecommunications. Prior to Network Cadence, Mr. McCawley Founded GatheringPoint Networks LLC, a national VoIP reseller. Mr. McCawley acted as President and Managing Member of GatheringPoint Networks, LLC from its founding on October 1st, 2004 to January 1st, 2006. Mr. McCawley was also Founder and Senior Partner for Parocon Consulting Group, where he successfully developed a national IT consulting firm whose clients includes Fortune 500 clients such as SprintPCS, Echostar, Qwest and Level(3). Mr. McCawley received his MS in Information Systems from the University of Colorado at Denver and holds a BS in Finance and Economics from the University of Wyoming.

Mr. Mark Faris, our Executive Vice President – Business Development, Chairman of the Board and Director, joined Network Cadence in February of 2009. Prior to joining Network Cadence, from January 2007 to March 2009, Mr. Faris was a Partner at InvisibleTowers, a US wireless tower provider. Prior to his work with Invisible Towers, from September 2005 to January 2007, Mr. Faris served as the Chief Operating Officer for Mobile Satellite Ventures, a hybrid satellite and terrestrial communications provider. Prior to his time at Mobile Satellite Ventures, from April 2001 to September 2005, Mr. Faris served as a Senior Vice President of Network Services for XO Communications, a leading provider of voice, data, VoIP management services. Mr. Faris is a veteran of the telecommunications industry who has worked for both large corporate entities and small entrepreneurial ventures over a 30 year period. Mr. Faris spent 24 years with Southwestern Bell Telephone Company (now AT&T Corporation) in a wide variety of assignments including time as Vice President-Engineering/Operations. He has also served as President and Chief Operating Officer of BlueStar Communications, Chief Operating Officer for Gemini Networks. Mr. Faris received his BBA in Business from Texas Tech and is a graduate of the Yale University Executive Management Program.

Mr. Jim Buckley has been our Chief Financial Officer since August 2009. He has over 25 years of diverse financial experience in corporate and operational finance, business development and strategy. His industry focus has been in cable and telecommunications. Since October 2008, Mr. Buckley has provided contract finance and CFO services across several industries. In 2008, Mr. Buckley served as Vice President – Strategy for Qwest Communications with a focus on long range planning and strategic initiatives within the company. From February 2003 to July 2006, Mr. Buckley served as Vice President-Finance at Adelphia Communications. He has worked for Fortune 100 companies (MediaOne and US WEST) as well as startup ventures in technology and media. Mr. Buckley is also a CPA and began his career at Coopers & Lybrand. Mr. Buckley received his MS in Management from PurdueUniversity and his BS in Accounting from the University of Colorado at Boulder. Mr. Buckley is employed on a consulting basis and does not devote his full time to Network Cadence.

Mr. Cookson joined Network Cadence in August 2007. Mr. Cookson has more than 25 years of operational experience in Fortune 10, mid-size, and start-up technology organizations. From February 1, 2004 through August 1, 2007, Mr. Cookson held a variety of Director-level positions at Ariba (ARBA), the leading provider of Spend Management Solutions, including responsibilities in Global Processes and Planning and in leading the program to transform operational processes from a CD-based solution to a new Software-as-a-Service offering. Prior to that Mr. Cookson was Director of IT and Strategic Alliances at Alliente, a divesture of Hewlett Packard and Agilent Technologies. Mr. Cookson’s operational responsibilities also include over 16 years of experience at Hewlett Packard (HP) and Agilent Technologies (A) in a variety of managerial roles including Section Manager of Indirect Procurement Systems and Processes, Global Manager for SAP Infrastructure, and Americas SAP Finance Program Manager. Mr. Cookson received his BS in Business with a concentration in Information Systems from Colorado State University in 1984.

Mr. Bill Perkins joined Network Cadence in May 2007. From May 2006 to May 2007, he worked at Wisdomation as a consultant to Network Cadence. From January 2004 through September 2006 Mr Perkins was the President of HomeFlyers.com, where he developed online software to address advertising needs in real estate.  He has over 20 years of software development experience, and has developed software and integrations for many Tier 1 communication service providers. Mr. Perkins was founder of Wisdomation, a software development consultancy specializing in telecommunications. He lead and developed systems in order management, provisioning, and service creation for companies such as Sprint, Level(3), Capital One and HP. Mr. Perkins was employed as Director at Level (3) Communications, where he spearheaded and developed a SOA based services layer that significantly increased functionality, data quality, and reduced development and support costs. Mr. Perkins founded HomeFlyers Inc., a technology driven advertising company where his roles ranged from software development to business expansion. Mr. Perkins received his MS in Computer Science from the University of Tennessee and holds a BS in Computer Science with a minor in Economics from the Central Connecticut State University.

Ms. Lynn Schlemeyer has been our Vice President of Marketing and Investor Relations since August, 2009. She has over 25 years of diverse marketing experience ranging from all aspects of corporate marketing to non-profit marketing. Ms. Schlemeyer began her career at Texas Instruments as a product manager. In 1985, Ms. Schlemeyer took a position at Compaq Computer Corporation as the product manager of the 2nd generation, Compaq Portable II. She remained at Compaq for 16 years performing a number of marketing roles including VP PC Products, North America, and Vice President of Global CRM (Customer Relations Marketing). Most recently, Ms. Schlemeyer worked for former President George H.W. Bush at his office in Houston, a role which she obtained following Hurricane Katrina in 2005 to help coordinate the Bush-Clinton Katrina Fund. Since 1998, she has served on the Bush School Advisory Board at Texas A&M and currently serves on the Advisory Board of the Hankamer School of Business at Baylor University. Ms. Schlemeyer received her MBA degree with a concentration in Marketing from the University of Arizona in Tucson and her BA in English Literature from BaylorUniversity in Waco, TX.

Family Relationships

Mike Cookson, our Chief Operating Officer, and Lynn Schlemeyer, our Vice President of Marketing and Investor Relations, are husband and wife.

Indemnification of Directors

Under our Bylaws, as previously disclosed on Item 3.2 on Network Cadence’s Form 10SB (Commission No. 000-52882), dated as of October 30, 2007, and incorporated herein by reference, we indemnify a director or officer of our company against liability and advance the costs of defending any such person against liability, provided (i) the director or officer was acting on our behalf in his official capacity as a director or officer, and (ii) such director or officer conducted himself in good faith and believed his conduct was in, or not opposed to, our best interests (or in the case of any criminal proceeding, that he had no reasonable cause to believe his conduct was unlawful). We may not indemnify a director or officer, however, if such director or officer is adjudged liable to us, or if the director or officer is adjudged to have derived an improper personal benefit.

Indemnification permitted by these provisions is limited to reasonable expenses incurred in connection with the proceeding upon which liability is predicated, which includes the amount of any such liability actually imposed.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act, requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC.  Officers, directors and 10% shareholders are charged by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely upon our review of the copies of such forms received by us, we believe that during the fiscal year ended July 31, 2009, all filing requirements applicable to our executive officers, directors and 10% shareholders were fulfilled.

Code of Ethics

We do not currently have a Code of Ethics in place for the Company.  Our business operations are not complex and we have a very limited shareholder base.  The Company seeks advice and counsel from outside experts such as our lawyers on matters relating to corporate governance.  We recognize that adopting a Code of Ethics would be a valuable addition to our corporate structure, and plan to do so in 2010.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information regarding annual and long-term compensation with respect to our fiscal years ended July 31, 2009 and July 31, 2008, paid or accrued by us to or on behalf of those persons who were our principal executive officer, who we refer to as our “named executive officers.”  There were no other executive officers whose compensation exceeded $100,000 during those two fiscal years.

Name and principal position	Year	Salary ($)	All other compensation ($)	Total ($)
Brian Frenkel, President	2009	12,000	-	12,000
	2008	9,000	-	9,000

Employment Contracts

We have no employment agreements with any of our executive officers or directors of Sage, or Network Cadence.

Director Compensation

None of our directors receive any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal year ended July 31, 2009, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended July 31, 2009, the Company did not have a Compensation Committee.   During the last fiscal year ended July 31, 2009 no deliberations concerning executive officer compensation took place.

During the fiscal year ended July 31, 2009:

(i) none of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee;

(ii) none of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee; and

(iii) none of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a member of our Board of Directors.

Compensation Committee Report

Our Board of Directors reviewed and discussed the Compensation Disclosure and Analysis contained in this annual report on Form 10-K with management.  Based on that review and discussion, the Board of Directors recommended that the Compensation Disclosure and Analysis be included in this annual report on Form 10-K.

This report is provided by the Board of Directors:
John McCawley
Mark Faris

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Our common stock constitutes our only voting securities. As of November 2, 2009, we had 11,500,000 shares of common stock issued and outstanding. Since inception, the Company has not issued any preferred shares.

The following table set forth as of  November 2, 2009 the beneficial ownership of our common stock by (a) each person or group of persons known to us to beneficially own more than 5% of our outstanding shares of common stock, (b) each of our directors and named executive officers and (c) all of our directors and named executive officers as a group. None of the foregoing persons hold any shares of our preferred stock.

Except as indicated in the footnotes to the table below, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such stockholder.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act.
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of common stock outstanding

Directors and executive officers
John McCawley(1)	10,580,000	92.00%
Mark W. Faris	--	--
Jim Buckley	--	--
Mike Cookson	--	--
Bill Perkins	--	--
Lynn Schlemeyer	--	--

All named executive officers and directors as a group (6 persons)	10,580,000	92.00%

5% stockholders
John McCawley, c/o Network Cadence, Inc., 6560 South Greenwood Plaza Blvd, Number 400, Englewood, CO 80111(1)	10,580,000	92.00%

(1)	Mr. McCawley is a director and our President and Chief Executive Officer.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of July 31, 2009, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--

Equity compensation plans not approved by security holders	--	$--	--
Total

On October 27, 2009, the Board of Directors of Network Cadence, Inc. (the "Company") adopted the Network Cadence, Inc. 2009 Equity Incentive Plan (the "Incentive Plan"). The Company expects to submit the Incentive Plan for approval by its stockholders at the next annual meeting of the Company's stockholders. The Company’s Board of Director’s will administer the Incentive Plan until the Board of Directors delegates the administration to a committee of the Board of Directors.

The purpose of the Incentive Plan is to benefit the Company's stockholders by assisting the Company to further the growth and development of the Company by affording an opportunity for stock ownership to attract, retain and provide incentives to employees and directors of, and non-employee consultants to, the Company and its affiliates, and to assist the Company in attracting and retaining new employees, directors and consultants; to encourage growth of the Company through incentives that are consistent with the Company's goals; to provide incentives for individual performance; and to promote teamwork.

Under the Incentive Plan, the Board of Directors in its sole discretion may grant stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, deferred stock or other equity-based awards (each an “Award”) under the Plan Company's employees, directors and consultants (or those of the Company's affiliates).  The Awards available under the Incentive Plan also include performance-based Awards, which would have pre-established performance goals that relate to the achievement of the Company’s business objectives.  The performance-based stock Awards available under the plan are intended to comply with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "IRC"), to allow such Awards, when payable, to be tax deductible by the Company.

The Company has reserved a total of 2,000,000 shares of common stock for issuance under the Incentive Plan.  To the extent that an award expires, ceases to be exercisable, is forfeited or repurchased by the Company, any shares subject to the Award may be used again for new grants under the Incentive Plan.  In addition, shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligation with respect to any Award (other than an option) may be used for grants under the Plan.  The maximum number of shares of Common Stock that may be subject to one or more awards to a participant pursuant to the Plan during any fiscal year of the Company is 1,000,000.

The Board of Directors may grant two types of options under the Incentive Plan: (a) options qualifying as "incentive stock options" under the requirements of Section 422 of the IRC, or any successor provision, and designated as such ("ISOs"), and (b) non-qualified stock options.

The Board of Directors determines the vesting schedule, the exercise price per share, if applicable, and other terms and conditions for each Award.  In the case of options intended to constitute ISOs or performance-based compensation within the meaning of Section 162(m) of the IRC, the exercise price may not be less than the fair market value of the Company's common stock on the date of grant.  The Board of Directors will determine the term of each Award.  With respect to options and stock appreciation rights, the term may not exceed ten years and is subject to further limitations as described herein.  In the case of an option that is subject to Section 409A of the IRC (“Section 409A”), the exercise of the option shall be limited to one of:  (1) a change in control, (2) the holder’s separation from service, (3) a specified date, or (4) the taxable year in which the option vests.

ISOs may be granted only to employees.  To the extent required by Section 422(d) of the IRC, the aggregate fair market value of shares of common stock with respect to which ISOs are exercisable for the first time by any individual during any calendar year may not exceed $100,000.  ISOs granted to a person considered to own more than 10% of the total combined voting power of all classes of the Company's outstanding stock, or the stock of any subsidiary or affiliate, may not be exercisable after the expiration of five years from the grant date and the option exercise price must be at least 110% of the fair market value of the common stock subject to the option.

Each award shall be evidenced by a written Award agreement.  To the extent that Board of Directors determines that any Award is subject to Section 409A, the applicable Award agreement will incorporate the terms and conditions required by Section 409A.  An Award agreement for an option may provide for the payment of the exercise price, in whole or in part, by (1) cash or check, (2) the delivery of a number of shares of the Company's common stock (plus cash if necessary) having a fair market value equal to such exercise price or (3) a properly-executed written notice, directs an immediate market sale with a broker with respect to all or a part of the shares of common stock then issuable upon exercise or vesting of an award directing the broker to pay a sufficient portion of the net proceeds of the sale to the Company in satisfaction of the aggregate payments required equal to the exercise price. Moreover, an option agreement may provide for a "cashless exercise" of the option by establishing procedures whereby the Company will reduce the number of shares issued upon exercise by the largest whole number of shares having an aggregate fair market value that does not exceed the aggregate exercise price and required withholding amounts.

The Board of Directors has the right to terminate, amend, suspend or modify the Incentive Plan and to amend the terms of any granted Award, whether or not vested except that no such action may diminish or impair the rights under an Award previously granted without the affected participant’s consent.  In addition, the Board of Directors may not reprice the exercise price of any outstanding option or stock appreciation price other than in specified situations provided for in the Incentive Plan.  In the event that the Board of Directors determines that any Award may be subject to Section 409A, the Administrator may adopt such amendments to the Incentive Plan and the applicable award agreement that the Board of Directors determines are necessary or appropriate to (a) exempt the Award from Section 409A and/or preserve the intended tax treatment of the benefits provided with respect to the Award, or (b) comply with the requirements of Section 409A.

No options have been issued or exercised as of the date of this Annual Report on Form 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not adopted formal policies and procedures for the review, approval or ratification of related party transactions with our executive officers, directors or significant stockholders. However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.

On May 26, 2009, the membership interests of Pat Burke and Ann Burke totaling 51% of Network Cadence were purchased by Network Cadence pursuant to a Purchase Agreement (the “Purchase Agreement”) by and among Cadence II, LLC, Pat Burke and Ann Burke dated as of May 26, 2009, as previously disclosed on Item 10.2 on Network Cadence’s Form 8-K (Commission No. 000-52882), dated as of September 1, 2009. The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for the two members. The note is being repaid in 10 equal quarterly installments of $280,000 plus interest thereon, beginning August 31, 2009 with a maturity date of November 30, 2011. The note bears interest at the prime rate plus 4%.  As of October 31, 2009, Network Cadence has made one payment of $333,947.95, which includes $280,000 in principal and $53,947.95 in interest.  The outstanding principal balance as of October 31, 2009 is $2,520,000.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors in the rules of The Nasdaq Stock Market, considered whether any director has a material relationship with us that could interfere with their ability to exercise independent judgment in carrying out their responsibilities.  As a result of this review, we determined that our directors, John McCawley and Mark Faris, are not “independent directors” as defined under the rules of The Nasdaq Stock Market.  If we ever become a listed issuer whose securities are listed on The Nasdaq Stock Market or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors has appointed Schumacher & Associates, Inc. as our independent accountants to perform the audit for the year ended July 31, 2009. The board reviews and approves audit and permissible non-audit services as well as the fees charged for such services. In its review of non-audit service fees, the board of directors will consider whether the provision of such services is compatible with maintaining Schumacher & Associate’s independence.

The following table sets forth fees billed by our principal accounting firm of Schumacher & Associates, Inc. for the years ended July 31, 2009 and 2008:

	2009	2008

Audit Fees	$7,700	$10,200
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$7,700	$10,200

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

See Index to Financial Statements and Supplemental Data at page 21.

(b)  Exhibits

2.1
Share Exchange Agreement by and among Sage Interactive, Inc., Cadence II, LLC and John McCawley dated as of August 31, 2009 (filed as Exhibit 2.1 to Network Cadence, Inc.’s (Commission No. 000-52882) Form 8-K on September 1, 2009, and incorporated by reference herein)

3.1	Articles of Incorporation of Sage Interactive, Inc. (filed as Exhibit 3.1 to Sage Interactive, Inc.’s (Commission No. 000-52882) Form 10SB on October 30, 2007, and incorporated by reference herein)
3.2
Amended Articles of Incorporation of Network Cadence Inc. (filed as Exhibit 3.2 to Network Cadence, Inc.’s (Commission No. 000-52882) Current Report on Form 8-K on September 1, 2009, and incorporated by reference herein)

3.3	Bylaws of Sage Interactive, Inc. (filed as Exhibit 3.2 to Sage Interactive, Inc.’s (Commission No. 000-52822) Form 10SB on October 30, 2007, and incorporated by reference herein)
10.1
Network Cadence, Inc. 2009 Equity Incentive Plan, dated as of October 31, 2009. (filed as Exhibit 10.1 to Network Cadence, Inc.'s (Commission No. 000-52882) Form 8-K on November 2, 2009, and incorporated by reference herein)<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

10.2
Purchase Agreement by and among Cadence II, LLC, Pat Burke and Ann Burke dated as of May 26, 2009 (filed as Exhibit 10.2 to Network Cadence, Inc.’s (Commission No. 000-52882) Form 8-K on September 1, 2009, and incorporated by reference herein)

10.3	Promissory Note dated as of May 26, 2009 (filed as Exhibit 10.3 to Network Cadence, Inc.’s (Commission No. 000-52882) Form 8-K on September 1, 2009, and incorporated by reference herein)
10.4	Network Cadence, Inc. 2009 Equity Incentive Plan, dated as of October 27, 2009.
23.1	Consent of the Independent Certified Public Accountant
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 filed herewith
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 filed herewith
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code furnished herewith
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK CADENCE, INC.
By:	/s/ John McCawley
John McCawley Chief Executive Officer of Network Cadence, Inc. Dated: November 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John McCawley
John McCawley Chief Executive Officer and Director of Network Cadence, Inc.
By:	/s/ James R Buckley
James R. Buckley Chief Financial Officer of Network Cadence, Inc,
By:	/s/ Mark W. Faris
Mark W. Faris Director