Form 10-Q
period 2009-09-30
Network Cadence, Inc.
filed 2009-11-27
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 30, 2009
Common Stock, par value $.001 per share	11,845,000 shares

Table of Contents

NETWORK CADENCE, INC.

FORM 10-Q for the Quarter Ended September 30, 2009

i

PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Network Cadence, Inc.
Consolidated Balance Sheets - Unaudited

	September 30,	December 31,
	2009	2,008
ASSETS

Current assets
Cash	$255,635	$1,439,766
Accounts receivable	2,142,214	840,866
Other current assets	67,413	54,368
Total current assets	2,465,262	2,335,000

Property and equipment
Computer related	87,655	58,630
Equipment and machinery	36,255	29,623
Other property and equipment	31,330	8,476
Subtotal	155,240	96,729
Accumulated depreciation	(76,921)	(36,888)
Net property and equipment	78,318	59,840

Other assets
Security deposits	22,785	22,785
Advances to related parties	-	12,000
Total other assets	22,785	34,785

Total assets	$2,566,365	$2,429,625

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$344,627	$43,932
Current portion of long term debt	1,120,000	-
Income taxes payable	463,370	-
Accrued liabilities	78,803	20,558
Total current liabilities	2,006,800	64,490

Long term debt	1,400,000	-

Deferred taxes payable	214,973	-

Total liabilities	3,621,773	64,490

Commitments and contingencies (Notes 1, 2, 5 and 6)

Stockholders' equity (deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized:	-	-
No shares issued or outstanding
Common stock - $0.001 par value, 100,000,000 shares authorized:	11,845	10,580
11,845,0000 shares issued and outstanding
Additional paid in capital	97,655	-
Retained earnings (accumulated deficit)	(1,164,907)	2,354,555
Total stockholders' equity (deficit)	(1,055,407)	2,365,135

Total liabilities and stockholders' equity (deficit)	$2,566,365	$2,429,625

The accompanying notes are integral parts of these unaudited financial statements.

Network Cadence, Inc.
Condensed Consolidated Statements of Operations - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenue	$3,499,022	$2,036,288	$7,945,011	$5,191,642

Cost of goods sold	1,657,797	958,823	3,803,028	2,422,121

Gross profit	1,841,225	1,077,466	4,141,982	2,769,521

Operating expenses
Salary and wages	209,419	110,237	724,559	337,718
Recruiting and hiring expense	28,599	16,678	38,193	98,891
Consulting expense	25,275	15,250	80,400	19,934
Marketing expense	261,099	66,521	546,898	151,329
Rent	36,026	41,093	108,924	103,046
Legal and accounting	139,941	14,640	193,608	59,068
Office expense	3,962	2,165	12,227	5,999
Travel and entertainment	29,213	3,401	46,544	13,719
Insurance	4,560	5,914	13,406	7,721
Information technology	18,090	10,926	47,757	35,159
Equipment rental	667	407	1,918	1,692
Utilities	4,600	4,993	15,971	12,808
Depreciation	11,921	6,552	40,033	19,936
Dues and subscriptions	6,243	2,307	12,449	5,436
Other	3,167	169	10,770	1,002
Total operating expenses	782,782	301,253	1,893,656	873,457

Operating income	1,058,442	776,213	2,248,327	1,896,064

Other income (expense)
Interest income	74	7,698	6,646	26,370
Interest (expense)	(52,047)	-	(68,964)	-
Goodwill impairment	(2,437,177)	-	(2,437,177)	-
Total other income (expense)	(2,489,150)	7,698	(2,499,495)	26,370

Pretax income (loss)	(1,430,708)	783,911	(251,168)	1,922,434

Income tax expense	98,438	-	98,438	-

Net income (loss)	$(1,529,146)	$783,911	$(349,606)	$1,922,434
Net income (loss) per common
share (basic and diluted)	$(0.14)	$0.07	$(0.03)	$0.18

Weighted average shares
outstanding (basic and diluted)	10,936,250	10,580,000	10,700,055	10,580,000

The accompanying notes are integral parts of these unaudited financial statements.

Network Cadence, Inc.
Condensed Consolidated Statement of Cash Flows - Unaudited

	Nine Months Ended
	September 30,	September 30,
Operating Activities	2009	2008
Net Income (Loss)	$(349,606)	$1,922,434
Adjustments to reconcile net income to
net cash from operations
Depreciation and amortization	40,033	19,936
Stock based compensation	98,000	-
Goodwill Impairment	2,437,177	-
Change in assets and liabilities
Accounts receivable	(1,301,347)	(21,334)
Other current assets	(13,045)	(6,630)
Accounts payable	300,695	100,995
Income taxes payable	98,438	-
Other current liabilities	35,274	8,511
Net cash from operating activites	1,345,618	2,023,913

Investing Activities
Purchase of computer related	(29,025)	(14,952)
Purchase of equipment and machinery	(6,633)	(12,998)
Purchase of other property and equipment	(22,854)	(4,722)
Advances to related parties	(111,000)	(12,000)
Net cash (used in) investing activities	(169,511)	(44,672)

Financing Activities
Purchase of members' interest	(661,977)	-
Paydowns on note payable	(280,000)	-
Member distributions	(1,418,261)	(1,300,000)
Net cash (used in) financing activities	(2,360,238)	(1,300,000)

Increase (decrease) in cash for period	$(1,184,131)	$679,241
Cash at beginning of period	1,439,766	657,013
Cash at end of period	$255,635	$1,336,254

Schedule of Noncash Investing and Financing Activities
Notes Payable	$2,800,000	$-
Goodwill	(2,437,177)	-
Purchase of members' interest	(510,090)	-
Advances to related parties	123,000	-
Future health benefits	24,267	-
Common Stock	11,500	-
Recapitalization	(579,905)	-
Deferred taxes payable	214,973	-
Income taxes payable	364,932	-

Supplemental disclosure:
Cash paid for interest during the year	$68,964	$-
Cash paid for income taxes during the year	-	-

The accompanying notes are integral parts of these unaudited financial statements.

NETWORK CADENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization

The Company was incorporated in Nevada on July 19, 2007 as Sage Interactive, Inc. (“Sage”) to provide web development services to our customers.

On August 31, 2009, Sage consummated a share exchange with the sole member of Cadence II, LLC, a Colorado limited liability company ("Cadence II"), pursuant to which it acquired all of the membership interests of Cadence II in exchange for the issuance to the sole member of Cadence II, 10,580,000 shares of our common stock representing 92.0% of our issued and outstanding common stock (the “Share Exchange”), as previously disclosed in our Current Report on Form 8-K, filed on September 1, 2009. After the Share Exchange, our business operations consist of those of Cadence II.  Upon the closing of the Share Exchange, we amended our Articles of Incorporation to change the name of the Company to Network Cadence, Inc. (“Network Cadence” or the "Company") and Cadence II became our wholly owned subsidiary.

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 reflects the financial statements and related disclosures for Network Cadence.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Form 8-K filed with the SEC on September 1, 2009 in connection with the Share Exchange. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year. The Company has evaluated all subsequent events through November 27, 2009, the date the financial statements were issued.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Recent Pronouncements

Recently Adopted Accounting Standards

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The Company has adopted the following new accounting standards during 2009:

Accounting Standards Codification - In June 2009, FASB established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the SEC and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Subsequent Events - In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The new guidance requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted the updated guidance for the interim period ended September 30, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for the Useful Life of Intangible Assets - In April 2008, the ASC guidance for Goodwill and Other Intangibles was updated to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under guidance for business combinations. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Derivative Instruments - In March 2008, the ASC guidance for derivatives and hedging was updated for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the updated guidance on January 1, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Business Combinations - In December 2007, the ASC guidance for business combinations was updated to provide new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. The updated guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted the updated guidance on January 1, 2009 and it will be applied to any future acquisitions.

Non-Controlling Interests – In December 2007, the ASC guidance for Non-Controlling Interests was updated to establish accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (the “Non-Controlling Interest”), (ii) the amount of net income attributable to the parent and to the Non-Controlling Interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained Non-Controlling equity investment when a subsidiary is deconsolidated.  If a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value.  For presentation and disclosure purposes, the guidance requires the Non-Controlling Interests (formerly referred to as minority interest) to be classified as a separate component of equity. The Company adopted the updated guidance on January 1, 2009.  The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

There were various accounting standards and interpretations recently issued which have not yet been adopted, including:

Fair Value Accounting - In August 2009, the ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for the Company’s interim reporting period beginning October 1, 2009. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

Variable Interest Entities - In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company currently is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

There were no other accounting standards and interpretations issued recently which are expected to have a material impact on the Company's financial position, operations or cash flows.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers cash in banks, deposits in transit, and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company primarily sells its services to customers in the communications industry in the United States on an uncollateralized, open credit basis. For the three months ended September 30, 2009, one customer accounted for 97% of the Company's revenue.

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Accounts Receivable

Accounts receivable include uncollateralized customer obligations due under normal trade terms and do not bear interest.

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected resulting from past due amounts from customers. There was no allowance for doubtful accounts at September 30, 2009 since the total balance of accounts receivable was deemed collectible.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred or services are performed, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

Property and Equipment

Equipment and furniture are carried at historical cost, net of accumulated depreciation. Depreciation is computed using straight-line methods over the estimated useful lives of the assets, ranging from three to seven years. Expenditures for repairs and maintenance which do not materially extend the useful lives of equipment and furniture are charged to operations.

Fair Value Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Segment Information

Certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Significant Customers

For the three months ended September 30, 2009, the Company had a substantial business relationship with one major customer, SkyTerra Communications (“SkyTerra”). SkyTerra accounted for 97% and 100% of the Company’s total revenue for the three months ended September 30, 2009 and 2008, respectively. On November 2, 2009, SkyTerra notified the Company that they terminated its contract.   As a result, the Company reduced its workforce by approximately 50% and revenues moving forward will decrease by approximately 95%.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Company’s primary long-lived assets are goodwill, property and equipment. SFAS 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, SFAS 144 requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. For the three months ended September 30, 2009, the Company recorded a Goodwill impairment charge of $2,437,177 to reflect the loss of the SkyTerra contract in November 2009.

Net Income (Loss) Per Common Share

Basic earnings (loss) per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Other

In connection with the share exchange, the Company adopted Cadence II's fiscal year end of December 31 as the Company's fiscal year end.  Therefore, the financial numbers disclosed herein reflect a fiscal year end of December 31.

2.   Going Concern

The Company’s financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if the Company were unable to continue as a going concern and would therefore be obligated to realize assets and discharge its liabilities other than in the normal course of operations. On November 2, 2009, the Company received a contract termination notice from its largest customer, SkyTerra.  As a result, it is expected to lose approximately 95% of its revenue, effective November 2, 2009.  This raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however, the Company may not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that the Company relinquish valuable rights.

Management believes that actions presently being taken to raise funds provide the opportunity for the Company to continue as a going concern. Once the Company can access the capital available through the public markets, it believes that this capital and any capital the Company raises through other private placements of our common stock will be adequate to continue as a going concern for the next 12 months. The Company currently does not have enough cash to operate for the next 12 months without this additional capital.

3.   Property and Equipment

Property and equipment are recorded at cost. Replacements and major improvements are capitalized while maintenance and repairs are charged to expense as incurred. Depreciation is provided using primarily straight line methods over the estimated useful lives of the related assets.

Property and equipment at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008
	unaudited

Computer related	$87,655	$58,630
Equipment and machinery	36,255	29,623
Other property and equipment	31,330	8,476
Subtotal	155,240	96,729
Accumulated depreciation	(76,921)	(36,888)
Net property and equipment	$78,318	$59,840

4.  Goodwill

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized in accordance with SFAS  No. 142, Goodwill and Other Intangible Assets  (“SFAS 142”) The provisions of SFAS 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company’s projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any. The changes in the carrying amount of goodwill for the three months ended September 30, 2009 are as follows:

Balance as of June 30, 2009	$2,437,177
Goodwill impairment	(2,437,177)
Balance as of September 30, 2009	$(0)

5.   Commitments and Contingencies

Consulting Agreements

The Company has entered into a variety of consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for various payments upon performance of services and are generally short-term.

On September 15, 2009, the Company signed a Consulting Agreement with Capital Group Communications (“CGC”) of Sausalito, California, pursuant to which CGC agreed to provide consulting services to the Company for a 14-month period.  Pursuant to the terms of the Consulting Agreement, the Company agreed to compensate CGC with an issuance of 345,000 shares of restricted common stock.  The fair market value of these services is estimated at $98,000 and, upon issuance of the shares, has been reflected in the operating expenses in the three and nine months ended September 30, 2009.

Operating Leases

The Company has a lease commitment for its office facility. This lease has a monthly rental payment of approximately $11,400 at September 30, 2009 and expires in April 2010.

6.   Related Parties

The Company has not adopted formal policies and procedures for the review, approval or ratification of related party transactions with its executive officers, directors or significant stockholders. However, such transactions will, on a going-forward basis, be subject to the review, approval or ratification of its Board of Directors, or an appropriate committee thereof.

On May 26, 2009, the membership interests of Pat Burke and Ann Burke totaling 51% of  Cadence II were purchased by Cadence II pursuant to a Purchase Agreement  by and among Cadence II, Pat Burke and Ann Burke dated as of May 26, 2009, as previously disclosed on Item 10.2 on Network Cadence’s Form 8-K (Commission No. 000-52882), filed on  September 1, 2009. The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for the two members. The note is being repaid in 10 equal quarterly installments of $280,000 plus interest thereon, beginning August 31, 2009 with a maturity date of November 30, 2011. The note bears interest at the prime rate plus 4%.  As of September 30, 2009, Network Cadence has made one payment of $333,947.95, which includes $280,000 in principal and $53,947.95 in interest.  The outstanding principal balance as of September 30, 2009 is $2,520,000.

7.   Capital Stock

The Company’s Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value. As of September 30, 2009, there were 11,845,000 outstanding shares of common stock and no issued and outstanding shares of preferred stock.

Share Issuances - On September 15, 2009, the Company signed a Consulting Agreement with CGC of Sausalito, California, pursuant to which CGC agreed to provide consulting services to the Company for a 14-month period.  Pursuant to the terms of the Consulting Agreement, the Company agreed to compensate CGC with an issuance of 345,000 shares of restricted common stock.

8.   Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2009, no options have been issued or exercised.

The following table sets forth, as of October 27, 2009, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	2,000,000
Total	-	-	2,000,000

On October 27, 2009, the Board of Directors of the Company adopted the Network Cadence, Inc. 2009 Equity Incentive Plan (the "Incentive Plan"). The Company expects to submit the Incentive Plan for approval by its stockholders at the next annual meeting of the Company's stockholders. The Company’s Board of Director’s will administer the Incentive Plan until the Board of Directors delegates the administration to a committee of the Board of Directors.

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

On November 24, the Company issued 60,000 restricted shares and 243,750 as incentive stock options.

9.   Income Taxes

As a result of the Share Exchange on August 31, 2009, the Company became a “C” corporation. Therefore, the income tax expense and liability for the three months ended September 30, 2009 reflect the tax provision for the month ended September 30, 2009.

Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets. Management evaluates its ability to realize its deferred tax assets and adjusts its valuation allowance when it believes that it is more likely than not that all or a portion of the asset will not be realized.

Effective August 31, 2009, Cadence II became a wholly-owned subsidiary of Network Cadence Inc through the Share Exchange. Cadence II was a pass-through entity for U.S. federal income tax purposes prior to the Share Exchange and U.S. federal, state, and local income taxes were not provided for this entity as it was not a taxable entity. LLC members are required to report their share of our taxable income on their respective income tax returns. As a result of the Share Exchange, the Company will be subject to corporate U.S. federal, state, and local taxes beginning in September 2009.

During the nine months ended September 30, 2009 and 2008, the Company recorded a net income tax expense of $98,438 and $0, respectively. For the nine months ended September 30, 2009, the Company’s income tax expense related to income earned after completion of the Share Exchange.

The Company’s income taxes payable and net deferred tax liability as of September 30, 2009 were comprised primarily of the deferred taxes associated with the Purchase Agreement (Note 6) and the Share Exchange (Note 1)  and were reduced by a full valuation allowance due to the going concern of the Company (Note 2).

10.   Subsequent Events

Network Cadence provides professional services and business platform solutions to communication service providers.  On November 2, 2009, Network Cadence received a contract termination notice from its largest customer, SkyTerra.  As a result, the Company is expected to lose approximately 95% of revenue, effective November 2, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Form 8-K, filed on September 1, 2009 with the SEC.

Cautionary Note Regarding Forward-Looking Statements

This Current Report on Form 10-Q and other materials we will file with the SEC contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, such as, but not limited to, the discussion of economic conditions in market areas and their effect on revenue growth, the discussion of our growth strategy, the effectiveness of our management information systems, and the availability of financing and working capital to meet funding requirements, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions in the telecommunications industry; increased competition in the industry; our dependence on a certain customer; the availability of and costs associated with potential sources of financing; difficulties associated with managing future growth; our inability to manage our customer’s projects; the loss of key personnel; and our inability to attract and retain new qualified personnel.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

On August 31, 2009, Sage consummated the Share Exchange with the sole member of Cadence II, pursuant to which it acquired all of the membership interests of Cadence II in exchange for the issuance to the sole member of Cadence II, 10,580,000 shares of our common stock representing 92.0% of our issued and outstanding common stock, as previously disclosed in our Current Report on Form 8-K, filed on September 1, 2009. After the Share Exchange, our business operations consist of those of Cadence II.  Upon the closing of the Share Exchange, we amended our Articles of Incorporation to change the name of the Company to Network Cadence, Inc. and Cadence II became our wholly owned subsidiary.

Network Cadence is focused on providing professional services and business platform solutions to CSPs in services and solutions are focused on the service delivery platform component of CSPs back office systems and enable CSPs to, among other things, operate more efficiently, introduce new products faster and deliver a better customer experience.

Network Cadence was established in 2006 and, for the past three years, has driven operational improvements and innovation with clients across the telecommunications landscape through professional services contracts. From architecture design to solution, or technology selection to delivery and implementation, Network Cadence has provided professional service solutions in all areas of operational support systems (service creation, order fulfillment, inventory, activation and provisioning, assurance and billing, among others).

While professional services remain the near term opportunity to drive revenue and operating margin growth, the Company expects to develop a unique platform (referred to as “Nimbus”) which we hope will position the Company to exploit the opportunity created by the continued growth in cloud computing. Nimbus will bridge the gap between 1) small and medium businesses that want expanded and integrated services via the “cloud,” 2) CSPs who need innovative, high-margin services to drive growth, and 3) Innovative Cloud Computing Solution Providers who want access to the large distribution channel that CSPs have developed for voice and data services. We believe that Nimbus can potentially open new revenue opportunities, protect investments made in existing services and create an exciting new distribution model for both CSPs and cloud computing solution providers in a low cost, high return manner.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies are more fully described in Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

We monitor pronouncements issued by the various authoritative sources that serve to define and clarify GAAP, including statements issued by the FASB, the SEC, and the EITF, among others. There were various accounting standards and interpretations recently issued which have not yet been adopted, including:

Fair Value Accounting - In August 2009, the ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for the Company’s interim reporting period beginning October 1, 2009. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

Variable Interest Entities - In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a VIE. This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company currently is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

There were no other accounting standards and interpretations issued recently which are expected to have a material impact on the Company's financial position, operations or cash flows.

Recent Events

On November 2, 2009, our largest customer, SkyTerra, terminated our contract with them.  For the three months ended September 30, 2009, SkyTerra accounted for 97% of our revenue.  As a result, we were forced to eliminate 50% of our work force as our revenues are expected to decrease by approximately 95%.

Going Concern

The Company’s financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if the Company were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. On November 2, 2009, the Company received a contract termination notice from its largest customer, SkyTerra.  As a result, it is expected to lose approximately 95% of its revenue, effective November 2, 2009.  This raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however, the Company may not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that the Company relinquish valuable rights.

Management believes that actions presently being taken to raise funds provide the opportunity for the Company to continue as a going concern. Once the Company can access the capital available through the public markets, it believes that this capital and any capital the Company raises through other private placements of our common stock will be adequate to continue as a going concern for the next 12 months. The Company currently does not have enough cash to operate for the next 12 months without this additional capital.

Outlook

The Network Cadence business model seeks to provide solutions to traditional CSPs, enabling them to innovate and provide value-added services to their customers via cloud computing. We expect to accomplish our business model by utilizing the core competencies of our team to deliver and deploy Nimbus within the CSPs operating environment.

The Company will initially target Tier 1 CSPs domestically and internationally who have a desire to transform their operations to deliver highly optimized cloud-based services to their customers. In particular, Network Cadence will place a high priority on partnering with CSPs who intend to target the small-to-medium business customer, due to size of the opportunity for incremental services and revenue via cloud computing in the near term.

Revenues

With this outstanding market opportunity, Network Cadence is targeting three key revenue streams:

•	Nimbus implementation and integration

•	Ongoing system upgrades

•	Revenue share on CSPs new products and services

As our revenues increase, we plan to continue to invest in marketing and sales by increasing our presence within the industry and well as continued targeted sales efforts within and outside the telecommunications industry.  We do not expect significant revenue from the above streams until 2011.

Cost of Goods Sold

Our costs of goods sold include direct staff costs associated with professional service activities as well as ongoing costs associated with Nimbus upgrades and deployments. Our gross margins are expected to remain in the 50-70% range as we gain scale and efficiencies with each added customer.

Operating Expenses

With the expected growth in revenue, general and administrative expenses are expected to increase. We expect to continue to add supporting staff in areas of legal finance and operations as we growth the business. We also expect to continue to enhance the capabilities of Nimbus to meet the changes in technology within the industry.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2009 and September 30, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended September 30, (Unaudited)				Nine months ended September 30, (Unaudited)
	2009		2008		2009		2008
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
	in dollars except percentages				in dollars except percentages

Revenues	$3,499,022	100%	$2,036,288	100%	$7,945,011	100%	$5,191,642	100%

Cost of goods sold	1,657,797	47%	$958,823	47%	$3,803,028	48%	$2,422,121	47%

Gross profit	1,841,225	53%	1,077,466	53%	4,141,982	52%	2,769,521	53%

Operating expenses	782,782	22%	301,253	15%	1,893,656	24%	873,457	17%

Operating income	1,058,442	30%	776,213	38%	2,346,327	28%	1,896,064	37%

Other income (expense)	(2,489,150)	-71%	7,698	0%	(2,499,495)	-31%	26,370	1%

Income tax expense	$98,438	3%	-	0%	$98,438	1%	-	0%

Net income	$(1,529,146)	-44%	$783,911	38%	$(346,606)	-4%	$1,922,434	37%

Revenue: Revenue for the three and nine months ended September 30, 2009 increased 72% and 53%, respectively, compared to the three months and nine months ended September 30, 2008. This increase is driven primarily by growth at our former major customer in 2009.

Cost of Goods Sold: Cost of goods sold, which consists mainly of wage related expenses and travel expenses in the three and nine months ended September 30, 2009, increased 73% and 57%, respectively, reflecting the overall growth in revenue. Our gross profit remained fairly consistent and was 52% and 53% for the three and nine months ended September 30, 2008, respectively, versus 53% and 52% for the comparable periods in 2009.

Operating Expenses: Operating expenses for three and nine months ended September 30, 2009 increased 160% and 117%, respectively, versus the comparable periods in 2008. This increase is driven by increased headcount, additional marketing costs and higher legal and accounting costs due to the Share Exchange and reporting requirements of a public entity.

Other Income (Expense): Other income (expense) for the three and nine months ended September 30, 2009 was ($2,489,150) and ($2,499,495), respectively, consisting primarily of a goodwill impairment of $2,437,177 due to the loss of our major customer.

Net Income (Loss): For the three and nine months ended September 30, 2009, we reported a net loss of $1,529,146 and $349,606, respectively, compared to net income of $783,911 and $1,922,434 for the three months and nine months ended September 30, 2008, respectively.  Excluding the goodwill impairment, for the three and nine months ended September 30, 2009, we reported net income of $908,031 and $2,087,571, respectively. Excluding the goodwill impairment, our growth in net income was driven by increased revenue at our former major customer.

Liquidity and Capital Resources

Cash Flow Activity

Cash and cash equivalents were $255,635 and $1,336,254 as of September 30, 2009 and 2008, respectively.

The change in cash and cash equivalents during the periods presented was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in dollars)		(in dollars)

Net cash from (used in ) operating activities	$520,349	$174,282	$1,345,618	$2,023,913
Investing Activities	(18,194)	(8,700)	(169,511)	(44,672)
Financing Activities	(787,000)	(500,000)	(2,360,238)	(1,300,000)
Net (decrease) in cash and cash equivalents	$(284,844)	$(334,417)	$(1,184,131)	$679,241
Cash and cash equivalents at the beginning of the period	540,479	1,670,671	1,439,766	657,013
Cash and cash equivalents at the end of the period	$255,635	$1,336,254	$255,635	$1,336,254

Operations: Net cash from operating activities during the three months ended September 30, 2009 was $520,349, compared to $174,282 during the comparable period of 2008, an increase of $346,067.  This increase in cash provided by operating activities is mainly due to the overall increase in revenue and operating margin from our former major customer.

Investing: Net cash used in investing activities, consisting primarily of capital expenditures, for the three months ended September 30, 2009 was $18,194, compared to $8,700 for three months ended September 30, 2008. Our capital expenditures consist mainly of office and computer equipment.

Financing: Net cash used in financing activities for the three months ended September 30, 2009 was $787,000, consisting of distributions to John McCawley of $507,000 and a principal payment on the note payable of $280,000.

Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by operations.

Effects of Inflation

Historically, inflation has not had a material effect on us.

Off-Balance Sheet Arrangements

As of and subsequent to September 30, 2009, we have no off-balance sheet arrangements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2009, the Company had no market sensitive assets or liabilities, and, as a result, management believes that the Company is minimally exposed to changes in market risk.

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) for us. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, the Certifying Officers have concluded that (a) our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (b) our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party and our property is not subject to any material pending legal proceedings nor are we aware of any threatened or contemplated proceeding by any governmental authority against the Company.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K (for the former Sage Interactive, Inc.) for the year ended July 31, 2009.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2009, the Company signed a Consulting Agreement with Capital Group Communications (“CGC”) of Sausalito, California, pursuant to which CGC agreed to provide consulting services to the Company for fourteen month period.  Pursuant to the terms of the Consulting Agreement, the Company agreed to compensate CGC with an issuance of 345,000 shares of restricted common stock.  The fair market value of these services is estimated at $98,000 and, upon issuance of the shares, has been reflected in operating expenses in the three and nine months ended September 30, 2009.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK CADENCE, INC.

Date: November 27 2009	By:	/s/ John McCawley
John McCawley
Chief Executive Officer

Date: November 27 2009	By:	/s/ James R. Buckley
James R. Buckley
Chief Financial Officer