Form 10-K/A
period 2009-07-31
Verecloud, Inc.
filed 2010-02-09
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file No. 000-52882

VERECLOUD, INC.
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.. Check one:

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). YES ☐    NO ☒

Aggregate market value of voting stock held by non-affiliates: N/A.

As of February 9, 2010, the Company had 47,380,000 shares of its $.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Verecloud, Inc., formerly known as Sage, Inc. (the “Company”), for the fiscal year ended July 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on November 5, 2009 (the “Original Annual Report”). The sole purpose of this Amendment is to amend Item 9A(T) of the Original Annual Report.  Accordingly, Item 9A(T) is replaced in its entirety with the information provided herein. We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer, and Exhibit 31.2, Section 302 Certification – Principal Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). As permitted by, and in accordance with SEC staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a)        Evaluation of Disclosure Controls and Procedures. Our current chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the Company's internal control over financial reporting as of July 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of our chief executive officer and chief financial officer, concluded that, as of July 31, 2009, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one individual initiates, authorizes and completes all transactions. The Company has not implemented measures that would prevent the individual from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because our chief financial officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this report.

(b)        Changes in Internal Control over Financial Reporting. During 2009, there were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (b)  Exhibits

31.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code furnished herewith

31.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

VERECLOUD, INC.
By:	/s/ John McCawley
John McCawley Chief Executive Officer of Verecloud, Inc. Dated: February 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John McCawley
John McCawley Chief Executive Officer and Director of Verecloud, Inc.
By:	/s/ James R. Buckley
James R. Buckley Chief Financial Officer of Verecloud, Inc,
By:	/s/ Mark W. Faris
Mark W. Faris Director