Form 10-Q
period 2009-12-31
Verecloud, Inc.
filed 2010-02-16
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

Network Cadence, Inc. 6560 South Greenwood Plaza Boulevard Number 400 Englewood, Colorado 80111 December 31 Fiscal Year
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 16, 2010, there were 47,380,000 shares of the registrants common stock, par value $0.001 per share, issued and outstanding.

Table of Contents

 VERECLOUD, INC.

FORM 10-Q for the Quarter Ended December 31, 2009

PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Verecloud, Inc.
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2009	2009
	Unaudited	Unaudited
ASSETS

Current assets
Cash	$1,519,911	$540,479
Accounts receivable	277,557	1,372,860
Other current assets	64,731	71,331
Total current assets	1,862,199	1,984,671

Property and equipment
Computer related	87,655	74,928
Equipment and machinery	36,255	33,736
Other property and equipment	31,330	28,384
Subtotal	155,240	137,047
Accumulated depreciation	(76,921)	(65,000)
Net property and equipment	78,319	72,047

Other assets
Goodwill	-	2,437,177
Security deposits	22,785	22,785
Total other assets	22,785	2,459,962
Total assets	$1,963,302	$4,516,679

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$93,663	$178,519
Current portion of long term debt	1,120,000	1,120,000
Income taxes payable	644,215	-
Accrued liabilities	54,729	77,269
Total current liabilities	1,912,606	1,375,788

Long term debt	1,120,000	1,680,000

Total liabilities	3,032,606	3,055,788

Commitments and contingencies (Notes 1,2,3,5,6,7,8,9,10,11)

Stockholders' equity (deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized:	-	-
No shares issued or outstanding
Common stock - $0.001 par value, 100,000,000 shares authorized:	47,380	42,320
47,380,000 and 42,320,000 shares issued and outstanding, respectively
Additional paid-in capital	272,447	-
Retained earnings (accumulated deficit)	(1,389,132)	1,418,572
Total stockholders' equity (deficit)	(1,069,304)	1,460,892

Total liabilities and stockholders' equity (deficit)	$1,963,302	$4,516,679

The accompanying notes are integral parts of these unaudited financial statements.

Verecloud, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Revenue	$1,367,131	$1,955,976	$4,866,153	$3,992,264

Cost of goods sold	511,363	958,669	2,169,536	1,917,492

Gross profit	855,768	997,307	2,696,616	2,074,772

Operating expenses
Salary and wages (1)	612,867	132,486	822,285	242,724
Recruiting and hiring expense	18,717	14,866	47,316	31,544
Consulting expense	66,263	30,000	91,538	45,250
Marketing expense	128,165	97,188	388,295	163,709
Rent	34,416	27,270	70,442	68,363
Legal and accounting	112,369	19,617	252,310	34,257
Office expense	30,703	4,651	23,308	6,816
Travel and entertainment	15,303	9,609	44,517	13,010
Insurance	4,643	(139)	9,203	5,775
Information technology	1,127	10,959	29,742	21,885
Equipment rental	762	622	1,429	1,029
Utilities	5,129	5,444	10,699	10,437
Depreciation	-	6,832	11,921	13,384
Dues and subscriptions	6,390	3,227	12,633	5,533
Goodwill impairment	-	-	2,437,177	-
Other	1,011	106	6,561	275
Total operating expenses	1,037,864	362,737	4,259,374	663,990

Operating income (loss)	(182,096)	634,570	(1,562,758)	1,410,783

Other income (expense)
Interest income	2,570	5,786	2,643	13,484
Interest (expense)	(44,327)	428	(96,374)	428
Other	-	184	-	184
Total other income (expense)	(41,757)	6,399	(93,731)	14,097

Pretax income (loss)	(223,852)	640,968	(1,656,488)	1,424,879

Income tax expense (benefit)	(34,128)	-	64,310	-

Net income (loss)	$(189,724)	$640,968	$(1,720,798)	$1,424,879

Net income (loss) per common share	$(0.00)	$0.01	$(0.04)	$0.03
(Basic and Diluted)

Basic weighted average common shares	47,380,000	47,380,000	45,580,219	42,320,000
outstanding

Fully diluted weighted average common	48,812,935	47,380,000	46,300,601	42,320,000
shares outstanding

Proforma Statistics (2)
Income tax expense (benefit)	$(34,128)	$246,773	$(637,748)	$548,579
Net income (loss)	$(189,724)	$394,196	$(1,018,740)	$876,301
Net income (loss) per common share	$(0.00)	$0.01	$(0.02)	$0.02
(Basic and Diluted)

(1) Includes stock-based compensation as follows:
Salary and wages	$175,827	$-	$175,827	$-

(2) Proforma as if the Share Exchange occurred at the beginning of the periods reflected in the above statement of operations. See Note 1 to the financial statements.

The accompanying notes are integral parts of these unaudited financial statements.

 Verecloud, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended
	December 30,	December 30,
Operating Activities	2009	2008
Net Income (Loss)	$(1,720,798)	$1,424,879
Adjustments to reconcile net income to
net cash from operations
Depreciation and amortization	11,921	13,384
Stock for services	98,000	-
Stock-based compensation	175,827	-
Goodwill impairment	2,437,177	-
Change in assets and liabilities
Accounts receivable	1,095,303	(300,086)
Other current assets	6,600	(54,368)
Accounts payable	(84,856)	(101,277)
Income taxes payable	64,310	-
Other current liabilities	(19,237)	(171,680)
Net cash from operating activities	2,064,247	810,852

Investing Activities
Purchase of computer related	(12,727)	(7,187)
Purchase of equipment and machinery	(2,520)	(14,570)
Purchase of other property and equipment	(2,946)	-
Net cash (used in) investing activities	(18,193)	(21,757)

Financing Activities
Paydowns on note payable	(560,000)	-
Members distributions	(506,623)	(1,020,000)
Net cash (used in) financing activities	(1,066,623)	(1,020,000)

Increase (decrease) in cash for period	$979,431	$(230,905)
Cash at beginning of period	540,479	1,670,671
Cash at end of period	$1,519,911	$1,439,766

Schedule of Noncash Investing and Financing Activities
Recapitalization	$(579,905)	$-
Income taxes payable	$579,905	$-

Supplemental disclosure:
Cash paid for interest during the year	$96,374	$-
Cash paid for income taxes during the year	$-	$-

The accompanying notes are integral parts of these unaudited financial statements.

VERECLOUD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization

On July 19, 2007, Sage Interactive, Inc. (“Sage”) was incorporated in Nevada as a web development services company.

On August 31, 2009, Sage consummated a share exchange with the sole member of Cadence II, LLC, a Colorado limited liability company (“Cadence II”), pursuant to which it acquired all of the membership interests of Cadence II in exchange for the issuance to the sole member of Cadence II, 42,320,000 shares of its common stock representing 92.0% of its issued and outstanding common stock (the “Share Exchange”). After the Share Exchange, Sage’s business operations consist of those of Cadence II.  The Share Exchange was treated as a merger of Sage and Cadence II, which is accounted for as a reverse acquisition with Cadence II being the acquirer for financial reporting purposes.  As such, for all disclosures referencing shares authorized, issued, outstanding, reserved for, per share amounts and other disclosures related to equity, amounts have been retroactively restated to reflect share quantities as if the exchange of Cadence II membership interest had occurred at the beginning of the periods presented as altered by the terms of the Share Exchange.  Upon the closing of the Share Exchange, Sage’s Articles of Incorporation were amended to change the name of the Company to Network Cadence, Inc. and Cadence II became a wholly owned subsidiary of Network Cadence, Inc.  On January 25, 2010, the Company’s Articles of Incorporation were amended to change the name of the Company from Network Cadence, Inc. to Verecloud, Inc. (“Verecloud,” or the “Company”).

Upon completion of the Share Exchange, the operations of Sage ceased.  As a result, net assets of Sage at August 31, 2009, which were negative $13,774 and consisted of cash and web development costs ($4,326) offset by amounts owed to the former President ($18,100) were written off.

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 reflects the financial statements and related disclosures for Verecloud.

2.   Summary of Significant Accounting Policies

The condensed consolidated unaudited balance sheets as of December 31, 2009 and June 30, 2009 and the unaudited interim condensed consolidated financial statements as of and for the three and six months ended December 31, 2009 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading.

 In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of December 31, 2009 and for all periods presented. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, included in Amendment No. 2 to our Registration Statement on Form S-1/A, filed on February 2, 2010.

The condensed consolidated results of operations and the condensed consolidated statement of cash flows for the three and six months ended December 31, 2009 are not necessarily indicative of the results or cash flows expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers cash in banks, deposits in transit, and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company primarily sells its services to customers in the communications industry in the United States on an uncollateralized, open credit basis. For the six months ended December 31, 2009, one customer accounted for 93% of the revenue.

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Accounts Receivable

Accounts receivable include uncollateralized customer obligations due under normal trade terms and do not bear interest.

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected resulting from past due amounts from customers. There was no allowance for doubtful accounts at December 31, 2009 since the total balance of accounts receivable was deemed collectible.

Revenue Recognition

For the periods covered by this Quarterly Report on Form 10-Q, the Company derived its revenue solely from billable professional services provided to clients.  Revenue is recognized only when all of the following conditions have been met:  (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.

Property and Equipment

Equipment and furniture are carried at historical cost, net of accumulated depreciation. Depreciation is computed using straight-line methods over the estimated useful lives of the assets, ranging from three to seven years. Expenditures for repairs and maintenance which do not materially extend the useful lives of equipment and furniture are charged to operations.

Fair Value Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Research and Development

Research and development costs are expensed as incurred and consist primarily of salaries and wages associated with assessing the viability, the potential and technical requirements of the Nimbus platform.  Capitalization of software development costs commences upon the establishment of technological feasibility of the product in accordance with Statement of Position 81-1.  As of December 31, 2009, no software development costs have been capitalized since technological feasibility has not yet been established.

Segment Information

Certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Significant Customers

For the six months ended December 31, 2009, the Company had a substantial business relationship with one major customer, SkyTerra Communications (“SkyTerra”).  SkyTerra accounted for 93% and 100% of the Company’s total revenue for the six months ended December 31, 2009 and 2008, respectively. On November 2, 2009, SkyTerra notified the Company that it is terminating its contract.   As a result, the Company reduced its workforce by approximately 50% and revenues moving forward are expected to decrease by approximately 95%.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC 360”). The Company’s primary long-lived assets are goodwill, property and equipment. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, ASC 360 requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. For the six months ended December 31, 2009, the Company recorded a goodwill impairment charge of $2,437,177 to reflect the loss of SkyTerra in November 2009.  The Company believes that the carrying value of the remaining long-lived assets, property and equipment, reflects the fair market value of these assets as these assets remain in use by the Company.

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

Stock Based Compensation

The Company adopted the applicable accounting guidance in ASC Topic 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.

Recent Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The Company has adopted the following new accounting standards during 2009:

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

Subsequent Events - In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The new guidance requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted the updated guidance for the interim period ended September 30, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Non-Controlling Interests – In December 2007, the ASC guidance for Non-Controlling Interests was updated to establish accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“Non-Controlling Interest”), (ii) the amount of net income attributable to the parent and to the Non-Controlling Interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated.  If a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value.  For presentation and disclosure purposes, the guidance requires Non-Controlling Interests (formerly referred to as minority interest) to be classified as a separate component of equity. The Company adopted the updated guidance on January 1, 2009.  The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

3.   Going Concern

The Company’s financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if the Company were unable to continue as a going concern and would therefore be obligated to realize assets and discharge its liabilities other than in the normal course of operations. On November 2, 2009, the Company received a contract termination notice from its largest customer, SkyTerra.  SkyTerra accounted for 93% of the Company’s revenue for the six months ended December 31, 2009.    This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company’s objective is to overcome the circumstances that impact its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company is currently focused on raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations, however, the Company may not have commitments from third parties for a sufficient amount of additional capital.  The Company has completed a detailed business plan and is actively seeking investors and/or strategic partners. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that the Company relinquish valuable rights.

Management believes that actions presently being taken to raise funds provide the opportunity for the Company to continue as a going concern.  As of February 16, 2010, the Company's current cash balance can fund our operations through April 2010.  The Company actively pursuing additional funding and is seeking up to $20 million to fund operations through 2011 and service the outstanding debt.  If the Company is able to raise the required capital and execute on its business plan, it anticipates being cash flow positive in the first half of 2012.

4.   Property and Equipment

Property and equipment are recorded at cost. Replacements and major improvements are capitalized while maintenance and repairs are charged to expense as incurred. Depreciation is provided using primarily straight line methods over the estimated useful lives of the related assets.

Property and equipment at December 31, 2009 and June 30, 2009 consisted of the following:

	December 31,	June 30,
	2009	2009
	unaudited	unaudited
Computer related	$87,655	$74,928
Equipment and machinery	36,255	33,736
Other property and equipment	31,330	28,384
Subtotal	155,240	137,047
Accumulated depreciation	(76,921)	(65,000)
Net property and equipment	$78,319	$72,047

5.   Goodwill

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized in accordance with ASC 360. The provisions of ASC 360 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company’s projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any.

On May 26, 2009, the membership interests of Pat Burke and Ann Burke, totaling 51% of Cadence II were purchased by Cadence II pursuant to a Purchase Agreement by and among Cadence II, Pat Burke and Ann Burke.  The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for the two members. The note is being repaid in 10 equal quarterly installments of $280,000 plus interest thereon, beginning August 31, 2009 with a maturity date of November 30, 2011. The note bears interest at the prime rate plus 4%.   The outstanding principal balance as of December 31, 2009 is $2,240,000.

The changes in the carrying amount of goodwill for the six months ended December 31, 2009 are as follows:

Balance as of June 30, 2009	$2,437,177
Goodwill impairment	(2,437,177)
Balance as of December 31, 2009	$-

This transaction was accounted for in accordance with ASC 350, Business Combinations. The excess of the purchase price over 51% of the tangible net assets (the two members’ equity accounts) was allocated to Goodwill. Accordingly, the Company recorded $2,437,177 in Goodwill as a result of the transaction.

Subsequent to June 30, 2009, the goodwill balance of $2,437,177 was fully impaired due to substantial doubt about the Company’s ability to continue as a going concern described in Note 3.

6.   Commitments and Contingencies

Consulting Agreements

The Company has entered into a variety of consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for various payments upon performance of services and are generally short-term.

On September 15, 2009, the Company signed a consulting agreement with Capital Group Communications (“CGC”) of Sausalito, California, pursuant to which CGC agreed to provide consulting services to the Company for a 14-month period.  Pursuant to the terms of the consulting agreement, the Company agreed to compensate CGC with the issuance of 1,380,000 shares of restricted common stock.  The fair market value of these services is estimated at $98,000 and, upon issuance of the shares, has been reflected in the operating expenses for the six months ended December 31, 2009 since the shares issued are non-refundable if the consulting agreement is terminated and compensation is not based on future services.

Operating Leases

The Company has a lease commitment for its office facility. This lease has a monthly rental payment of approximately $11,400 at December 31, 2009 and expires in April 2010.

7.   Related Parties

The Company has not adopted formal policies and procedures for the review, approval or ratification of related party transactions with its executive officers, directors and significant stockholders.  However, all material related party transactions for the periods covered by this report have been disclosed and such transactions have been approved by the board of directors.  Future transactions will, on a going-forward basis, be subject to the review, approval or ratification of the board of directors, or an appropriate committee thereof.  Related party transactions are described below:

In March 2009, the members of Cadence II purchased an interest in a timeshare condominium for $123,000.  On May 26, 2009, the entire interest in the condominium was transferred to Pat and Ann Burke as part of the Purchase Agreement.

On May 26, 2009, the membership interests of Pat Burke and Ann Burke totaling 51% of Cadence II were purchased by Cadence II pursuant to a Purchase Agreement by and among Cadence II, LLC, Pat Burke and Ann Burke dated as of May 26, 2009.  The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for the two members. The note is being repaid in 10 equal quarterly installments of $280,000 plus interest thereon, beginning August 31, 2009 with a maturity date of November 30, 2011. The note bears interest at the prime rate plus 4%.  The outstanding principal balance as of December 31, 2009 is $2,240,000.

The aggregate purchase price of $3,609,244 less the basis of Pat and Ann Burke’s interest in Cadence II of $1,172,067 equaled  $2,437,177 and was booked as goodwill as of May 26, 2009. This goodwill balance was subsequently impaired due to substantial doubt about the Company’s ability to continue as a going concern. See Note 3.

8.   Capital Stock

The Company’s Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2009, there were 47,380,000 outstanding shares of common stock and no issued and outstanding shares of preferred stock. See Note 1 for additional information regarding capital stock. The 47,380,000 outstanding shares consisted of: (i) 42,320,000 shares issued to the sole member of Cadence II in connection with the Share Exchange, (ii) 3,680,000 held by former owners of Sage and (iii) 1,380,000 shares of common stock issued to CGC (see Note 6).

The Company’s Articles of Incorporation, as amended, authorize the issuance of preferred stock in one or more series at the discretion of the board of directors.  In establishing a series, the board of directors has the right to give it a distinctive designation so as to distinguish such series of preferred stock from other series and classes of capital stock.  In addition, the board of directors is obligated to fix the number of shares in such a series, and the preference rights and restrictions thereof.  All shares of any one series shall be alike in every particular except as provided by the Articles of Incorporation, as amended, or the Nevada Revised Statutes.

On January 25, 2010, the board of directors authorized a 4-for-1 forward stock split of the Company's $0.001 par value common stock.  As a result of the forward stock split, 35,535,000 additional shares of common stock were issued.  Capital and additional paid-in capital have been adjusted accordingly.   When adjusting retroactively, there was a $34,500 shortage of additional paid-in-capital; thus adjustments were made to opening retained earnings ($31,740) and current period operating expense ($2,760) which is considered acquisition costs of the Share Exchange.  The financial statements contained herein reflect the appropriate values for capital stock and accumulated deficit. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively adjusted to reflect the forward stock split.

Share Issuances – On September 15, 2009, the Company signed a consulting agreement with CGC, pursuant to which CGC agreed to provide consulting services to the Company for a 14-month period.  Pursuant to the terms of the consulting agreement, the Company agreed to compensate CGC with the issuance of 1,380,000 shares of restricted common stock. The fair market value of these services is estimated at $98,000 and, upon issuance of the shares, has been reflected in the operating expenses for the six months ended December 31, 2009 since the shares issued are non-refundable if the agreement is terminated and compensation is not based on future services.

9.   Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of February 16, 2010, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--

Equity compensation plans not approved by security holders	6,485,000	$0.07	1,275,000
Total (1)	6,485,000	$0.07	1,275,000

 (1) The 240,000 restricted shares issued to the Company’s employees placed on furlough due to the termination of the SkyTerra contract termination have not been included in these calculations or total.

 On October 27, 2009, the board of directors of the Company adopted the Network Cadence, Inc. 2009 Equity Incentive Plan (the “Incentive Plan”). The Company expects to submit the Incentive Plan for approval by its stockholders at the next annual meeting of the Company’s stockholders. The Company’s board of directors will administer the Incentive Plan until the board of directors delegates the administration to a committee of the board of directors.

The purpose of the Incentive Plan is to benefit the Company’s stockholders by furthering the growth and development of the Company by affording an opportunity for stock ownership to attract, retain and provide incentives to employees and directors of, and non-employee consultants to, the Company and its affiliates, and to assist the Company in attracting and retaining new employees, directors and consultants; to encourage growth of the Company through incentives that are consistent with the Company’s goals; to provide incentives for individual performance; and to promote teamwork.

Under the Incentive Plan, the board of directors in its sole discretion may grant stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, deferred stock or other equity-based awards (each an “Award”) to the Company’s employees, directors and consultants (or those of the Company’s affiliates).  The Awards available under the Incentive Plan also include performance-based Awards, which would have pre-established performance goals that relate to the achievement of the Company’s business objectives.  The performance-based stock Awards available under the plan are intended to comply with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, to allow such Awards, when payable, to be tax deductible by the Company.

The Company has reserved a total of 8,000,000 shares of common stock for issuance under the Incentive Plan.  To the extent that an Award expires, ceases to be exercisable, is forfeited or repurchased by the Company, any shares subject to the Award may be used again for new grants under the Incentive Plan.  In addition, shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligation with respect to any Award (other than with respect to options) may be used for grants under the Incentive Plan.  The maximum number of shares of Common Stock that may be subject to one or more awards to a participant pursuant to the Incentive Plan during any fiscal year of the Company is 4,000,000.

As of February 16, 2010, 240,000 shares have been awarded as restricted stock to those employees of the Company put on furlough as a result of the termination of the SkyTerra contract.  Each restricted stock award will vest evenly on the first day of each third month over a two-year period commencing on November 1, 2009, provided that the employee has been re-instated to a full-time position at the Company on or before July 1, 2010.   A restricted stock award becomes fully vested if the employee dies while actively employed or upon a change in control of the Company followed by termination of the employee’s employment within 12 months of such change in control.

As of February 16, 2010, options to purchase 6,485,000 shares of common stock have been issued under the Incentive Plan.  In general, each option vests evenly on the last day of each fiscal quarter, based on a three year period commencing upon the employee’s original date-of-hire. As of February 16, 2010, options to purchase 3,589,583 shares have vested.

The following table summarizes the activity under the Company’s stock option plans (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding as of June 30, 2009	-	0	–
Granted	6,485,000	.07
Exercised	-	-
Canceled	-	-

Outstanding as of December 31, 2009	6,485,000	$.07	$-

(1)	Amounts represent the difference between the exercise price and the fair market value of common stock at each period end for all in the money options outstanding.

Stock Based Compensation

The Company estimates the fair value of stock options in accordance with ASC Topic 718 using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of the Company’s common stock, which is based on the Company’s peer group in the industry in which the Company does business; (ii) expected life of the option award, which is calculates using the “simplified” method provided in the Securities Exchange Commission’s Staff Accounting Bulletin No. 110 and takes into consideration the grant’s contractual life and vesting periods; (iii) expected dividend yield, which is assumed to be 0%, as the Company has not paid and does not anticipate paying dividends on its common stock; and (iv) the risk-free interest, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. In valuing share-based awards under ASC Topic 718, significant judgment is required in determining the expected volatility of the Company’s common stock. The following table presents the weighted average assumptions used to estimate the fair values of the stock options granted for the six months ended December 31,:

	2009	2008
Expected volatility	86%	--
Expected life (years)	5.29	--
Expected dividend yield	–	–
Risk free interest rate	2.78%	--

The per share weighted average fair value of options granted was $.05 for the six months ended December 31, 2009.  No options were granted prior to October 2009. As of December 31, 2009 there was $141,825 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average service period of 5.29 years. The Company utilizes historical volatility of other entities in a similar line of business for a period commensurate with the contractual term of the underlying financial statements. The Company issued 6,485,000 options to purchase common shares in the six months ended December 31, 2009. As of February 16, 2010, 3,589,583 of the Company’s stock options were vested. The Company recognized stock-based compensation expense of $175,827 for the three and six months ended December 31, 2009.

The fair values of the common stock underlying stock options granted the six months ended December 31, 2009 were estimated by the Company's board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair market value of our common stock underlying those options on the date of grant. Given the absence of a public trading market, the board of directors considered numerous objective and subjective factors to determine the best estimate of the fair market value of the common stock at each meeting at which stock option grants were approved. These factors included, but were not limited to, the following: contemporaneous valuations of the common stock, the lack of marketability of the common stock, developments in the business, revenue trading multiples of comparable companies in the Company's industry and the discounted present value of anticipated cash flows through 2012. If the Company had made different assumptions and estimates, the amount of recognized and to be recognized stock-based compensation expense could have been materially different. The Company believes that it has used reasonable methodologies, approaches and assumptions in determining the fair value of our common stock.

Impacts of Share-Based Compensation

Share-based compensation cost is included as part of operating expenses.  The table below summarizes the amounts recorded in the condensed consolidated statements of income for share-based compensation:

	Six Months Ended December 31,
	2009	2008
Salary and wages expense	$175,827	$-
Income tax benefit related to share-based compensation	(67,694)	-
Total share-based compensation included in net income	$108,134	$-

10.   Income Taxes

As a result of the Share Exchange on August 31, 2009, the Company became a “C” corporation. Therefore, the income tax expense and liability for the six months ended December 31, 2009 only reflect the tax provision for the four months ended December 31, 2009.

Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets. Management evaluates its ability to realize its deferred tax assets and adjusts its valuation allowance when it believes that it is more likely than not that all or a portion of the asset will not be realized.

Effective August 31, 2009, Cadence II  became a wholly-owned subsidiary of Verecloud, Inc. through the Share Exchange. Cadence II was a pass-through entity for U.S. federal income tax purposes prior to the Share Exchange and U.S. federal, state, and local income taxes were not provided for this entity as it was not a taxable entity. Limited liability company members are required to report their share of our taxable income on their respective income tax returns. As a result of the Share Exchange, the Company became subject to corporate U.S. federal, state, and local taxes beginning in September 2009.

The significant components of income tax expense (benefit) were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

Current income tax expense (benefit)
U.S. Federal	$(30,139)	$-	$306,801	$-
State and local	(3,989)	-	40,606	-
Total current expense (benefit)	(34,128)	-	347,407	-
Change in tax status	-	-	(283,097)	-
Total income tax expense	$(34,128)	$-	$64,310	$-

Prior to August 31, 2009 (date of Share Exchange), taxable income and losses were reported on the member’s tax returns.  Accordingly, for the three and six months ended December 31, 2008, there were no deferred tax assets, liabilities or valuation adjustments.  A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is shown in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008
Statutory U.S. federal tax rate	34.0%	-	34.0%	-

Change in tax rate resulting from
LLC results not subject to federal or state income taxes	-	-	17.1%	-
Goodwill	7.0%	-	-55.4%	-
State and local taxes	4.5%		4.5%
Shared-based compensation	-30.2%	-	-	-
Other	-	-	4.1%	-

Effective Tax Rate	15.2%	-	-3.9%	-

Deferred tax assets and liabilities result from differences between assets and liabilities for financial reporting purposes and those measured for income tax purposes.  The significant components of deferred assets and liabilities are reflected in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008
Deferred tax assets
Goodwill	$-	$-	$938,313	$-
Valuation allowance	-	-	(938,313)	-
Net deferred tax assets	$-	$-	$-	$-

Deferred tax liabilities
Change in tax status	$-	$-	$-	$-
Net deferred tax liabilities	$-	$-	$-	$-

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon criteria that include a recent history of demonstrated profits  Due to the going concern issues outlined in Note 3, the Company considered it to be unlikely to recognize sufficient operating income to realize the benefit of these deferred tax assets over time until the Company has had a reasonable history of net income, As a result, a full valuation allowance has been taken.

During the three months ended December, 2009 and 2008, the Company recorded a net income tax benefit of $34,128 and $0, respectively. For the six months ended December, 2009, the Company’s income tax expense related to income earned after completion of the Share Exchange.

The Company’s income taxes payable and net deferred tax liability as of December 31, 2009 were comprised primarily of the deferred taxes associated with the Purchase Agreement (Note 7)  and the Share Exchange (Note 1) and the related transition from a cash basis limited liability company to a accrual basis corporation.

11.   Subsequent Events

The Company has evaluated subsequent events through February 16, 2010, the date which the financial statements were available to be issued.

As of February 16, 2010, 240,000 shares have been awarded as restricted stock to those employees of the Company put on furlough as a result of the termination of the SkyTerra contract.  Each restricted stock award will vest evenly on the first day of each third month over a two-year period commencing on November 1, 2009, provided that the employee has been re-instated to full-time positions at the Company on or before July 1, 2010. A restricted stock award becomes fully vested if the employee dies while actively employed or upon a change in control of the Company followed by a termination of the employee’s employment within 12 months of such change in control.

The promissory note issued in connection with the Purchase Agreement requires that the Company maintain no less than $750,000 in cash or cash equivalents beginning January 1, 2010 and until the promissory note is paid in full.  Failure to maintain this cash requirement can accelerate full payment of the promissory note, resulting in the promissory note balance becoming a current liability.  Without additional funding, the Company expects to fall below the required cash amount by March 1, 2010.  If the Company is unable to obtain the necessary funding to service the promissory note, the holders of the note could potentially foreclose on the assets of the Company as they currently hold a security interest.

Effective January 25, 2010, the Company effected a four-for-one forward split of the issued and outstanding shares of the Company’s common stock, par value $0.001, pursuant to which one share of the Company’s issued and outstanding common stock was converted into four shares of common stock.

On January 25, 2010, the Company filed an amendment to its Articles of Incorporation changing the name of the Company from Network Cadence, Inc. to Verecloud, Inc.

On January 26, 2010, the board of directors adopted the Verecloud, Inc. Unit Bonus Plan (the “Unit Bonus Plan”) and granted unit awards (“Unit Awards”) to certain current key employees of the Company pursuant to the terms of such Unit Bonus Plan.  The Unit Bonus Plan provides that a participant’s Unit Award will vest and become payable only upon one of the following events: (i) a change in control of the Company (a “Change in Control”), (ii) a valuation of the Company equal to, or in excess of, $30 million that is sustained for a period of 15 consecutive days (a “Market Valuation Event”) or (iii) the participant’s involuntary separation from service by the Company without cause or by reason of the participant’s death or disability (an “Involuntary Separation”).

The Company may pay the Unit Award to the participant (or the participant’s beneficiary) in cash or common stock as determined by the board of directors in its sole discretion.  The Company will make payments in connection with a Change in Control no later than five days following such event.  The Company will make payments in connection with a Market Valuation Event no later than 30 days following such event.  For payments in connection with a participant’s Involuntary Separation, the Company will pay the participant 25 percent of the participant’s Unit Award on the first day of the first month following the date of his Involuntary Separation and will pay the balance to the participant in three subsequent annual payments beginning on the anniversary date of the first payment date.  However, if the participant separated from service by reason of his death or, if the participant dies after his Involuntary Separation but prior to receiving his entire Unit Award payment, the Company will pay the participant the balance of such Unit Award in a lump sum no more than 30 days after receiving notification of the participant’s death.  The Unit Bonus Plan provides that if the making of any payment would jeopardize the ability of the Company to continue as a going concern, the payment will be delayed until the date that the payment would not have such an effect on the Company.

The total value of the unit pool is equal to, as applicable, 12.5 percent of the following amounts: (i) the total consideration received by the Company upon a Change in Control or (ii) the fair market value of the outstanding shares of common stock of the Company at the time of a Market Valuation Event or an applicable Involuntary Separation (the “Company Value”).  Mark Faris, the Chairman of the board of directors, received a Unit Award equal to five (5) percent of the Company Value, William Perkins, Chief Technology Officer, received a Unit Award equal to two and one-half (2.5) percent of the Company Value and Mike Cookson, Chief Operating Officer, received a Unit Award equal to two (2) percent of the Company Value.

On January 26, 2010, the board of directors also approved the Company entering into Retention Bonus Agreements (each, a “Retention Agreement”) with five employees, including Daniel Vacanti, Lynn Schlemeyer, Mark Faris, Mike Cookson and William Perkins.  Since November 1, 2009, the annual salary of these five employees has been reduced by 25 percent.  Each Retention Agreement provides that, subject to the employee’s continuous service with the Company from the effective date of the Retention Agreement through the date of the “Triggering Event” (as defined below), the employee may receive a bonus, in the form of either cash or stock, in an amount equal to the salary such employee has foregone since November 1, 2009.  The “Triggering Event” is the board of director’s declaration to pay a bonus based on one of the following events:  (i) a Change of Control, as such term is defined in the Incentive Plan, (ii) removal of the “going concern” status of the Company rendered by an external audit and as reported in the Company’s public filings, (iii) the receipt of intermediate-term financing, which is determined by the board of directors to merit the approval of the bonus, or (iv) the entry into a material definitive agreement, which is determined by the board of directors to merit the approval of the bonus.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K filed with the SEC on November 5, 2009.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other materials we will file with the SEC contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, such as, but not limited to, the discussion of economic conditions in market areas and their effect on revenue growth, the discussion of our growth strategy, the effectiveness of our management information systems, and the availability of financing and working capital to meet funding requirements, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions in the telecommunications industry; increased competition in the industry; our dependence on a certain customer; the availability of and costs associated with potential sources of financing; difficulties associated with managing future growth; our inability to manage our customer’s projects; the loss of key personnel; and our inability to attract and retain new qualified personnel.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other SEC reports and filings. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

On August 31, 2009, we consummated a share exchange (the "Share Exchange") with the sole member of Cadence II, LLC ("Cadence II") pursuant to which we acquired all of the membership interests in Cadence II in exchange for the issuance to the sole member of Cadence II of 42,320,000 shares of our common stock representing at that time, 92.0% of our issued and outstanding common stock. After the Share Exchange, our business operations consist of those of Cadence II.  Upon the closing of the Share Exchange, we amended our Articles of Incorporation to change the name of the Company to Network Cadence, Inc. and Cadence II became our wholly owned subsidiary.  On January 25, 2010, we instituted a four-for-one forward split of our common stock and amended our Articles of Incorporation to change our name from Network Cadence, Inc. to Verecloud, Inc. ("Verecloud" or the "Company").

Verecloud is focused on providing professional services and business platform solutions to CSPs. These services and solutions are focused on the service delivery platform component of CSPs back office systems and enable CSPs to, among other things, operate more efficiently, introduce new products faster and deliver a better customer experience.

The Company was formed in 2006 and, for the past three years, has driven operational improvements and innovation with clients across the telecommunications landscape through professional services contracts. From architecture design to solution, or technology selection to delivery and implementation, the Company has provided professional service solutions in all areas of operational support systems (service creation, order fulfillment, inventory, activation and provisioning, assurance and billing, among others).  For the periods covered by this report, the Company’s revenue stream consists solely of billable professional services.  No software or product revenue has yet occurred.

While professional services remain the Company’s sole source of revenue through at least mid-2010, the Company’s objective is  to develop a unique platform, known as, Nimbus, which we hope will position the Company to exploit the opportunity created by the continued growth in cloud computing. Nimbus is expected to bridge the gap between (i) small-and-medium businesses, that want expanded and integrated services via the “cloud,” (ii) CSPs who need innovative, high-margin services to drive growth, and (iii) innovative cloud computing solution providers who want access to the large distribution channel that CSPs have developed for voice and data services. The Company believes that Nimbus can potentially open new revenue opportunities, protect investments made in existing services and create a new distribution model for both CSPs and cloud computing solution providers in a low cost, high return manner.  The success of the Company’s plan will depend on several major factors.  First, its ability to raise the capital needed to develop Nimbus.  Second, the successful development of Nimbus into a commercially viable and competitive cloud-based solution.  Third, the Company’s ability to effectively market and sell the Nimbus solution to CSPs.  If the Company is unable to successfully execute on some or all of these factors, there could be a material adverse effect on the Company’s business, financial condition and results of operations.  Currently, the development of Nimbus is in the early phase with the focus in the first quarter of 2010 on developing technical timelines and partner strategies.  The Company anticipates the beta phase will occur in the second quarter of 2010 with platform testing and integration hopefully occurring in the third quarter of 2010.  Commercial viability is targeted for the fourth quarter of 2010.  However, the entire foregoing plan is dependent on the Company’s ability to raise the needed capital in the first half of 2010.

Once Nimbus is commercially available, the Company anticipates focusing on three streams of revenue.  First, upfront integration fees charged to customers for integrating Nimbus into their existing systems.  Second, license and support fees for ongoing maintenance and support of the platform.  Finally, revenue sharing with the CSPs related to revenue generated via the Nimbus platform.  If the Company’s business plan is successful, the revenue share component will be the major source of revenue moving forward.

Significant Accounting Policies and Estimates

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

Going Concern

The Company’s financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if the Company were unable to continue as a going concern and would therefore be obligated to realize assets and discharge its liabilities other than in the normal course of operations. On November 2, 2009, the Company received a contract termination notice from its largest customer, SkyTerra.  As a result, we reduced our workforce by 50% and we expect to lose approximately 95% of our revenue.  This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company’s objective is to overcome the circumstances that impact its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company is currently focused raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however, the Company may not have commitments from third parties for a sufficient amount of additional capital.

The Company has completed a detailed business plan and is actively seeking investors and/or strategic partners. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that the Company relinquish valuable rights.

Management believes that actions presently being taken to raise funds provide the opportunity for the Company to continue as a going concern.  As of February 16, 2010, our current cash balance is expected to fund our operations through April 2010.  We are actively pursuing additional funding and are seeking up to $20 million to fund operations through 2011 and service the promissory note.  If we are able to raise the required capital and execute on our business plan, we anticipate being cash flow positive in the first half of 2012.

Outlook

The Verecloud business model seeks to provide solutions to traditional CSPs, enabling them to innovate and provide value-added services to their customers via cloud computing. We expect to accomplish our business model by utilizing the core competencies of our team to deliver and deploy Nimbus within the CSPs operating environment.

The Company will initially target Tier 1 CSPs domestically and internationally who have a desire to transform their operations to deliver highly optimized cloud-based services to their customers. In particular, Verecloud will place a high priority on partnering with CSPs who intend to target the small-and-medium business customer, due to size of the opportunity for incremental services and revenue via cloud computing in the near term.

Revenues

With this market opportunity, Verecloud is targeting three key revenue streams:

•	Nimbus implementation and integration;

•	ongoing system upgrades; and

•	revenue share on CSPs new products and services.

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

Operating Expenses

With the expected growth in revenue, general, legal and administrative expenses are expected to increase. We expect to continue to add supporting staff in finance and operations as we grow the business.  Our Nimbus development team is expected to consist of 25-35 employees and contractors by the end of 2010.  We expect to maintain a similar staffing level beyond 2010 as we continue to focus on enhancements to the Nimbus platform.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2009 and 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended December 31, (Unaudited)				Six months ended December 31, (Unaudited)
	2009		2008		2009		2008
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
	in dollars except percentages				in dollars except percentages

Revenues	$1,367,131	100%	$1,955,976	100%	$4,866,153	100%	$3,992,264	100%

Cost of goods sold	511,363	37%	958,669	49%	2,169,536	45%	1,917,492	48%

Gross profit	855,768	63%	997,307	51%	2,696,616	55%	2,074,772	52%

Operating expenses	1,037,864	76%	362,737	19%	4,259,374	88%	663,990	17%

Operating income (loss)	(182,096)	-13%	634,570	32%	(1,562,758)	-32%	1,410,783	35%

Other income (expense)	(41,757)	-3%	6,399	0%	(93,731)	-2%	14,097	0%

Income tax expense (benefit)	(34,128)	-2%	-	0%	64,310	1%	-	0%

Net income (loss)	$(189,724)	-14%	$640,968	33%	$(1,720,798)	-35%	$1,424,879	36%

Revenue: Revenue for the three months ended December 31, 2009 decreased 30% compared to 2008 due to the termination of the SkyTerra contract in November 2009. Revenue for the six months ended December 31, 2009 increased 22% compared to the six months ended December 31, 2008 primarily due to the increase of activity at SkyTerra and other customers in July 2009 through October 2009 partially offset by the termination of the SkyTerra contract in November 2009. See further explanation in the “Going Concern” section of the Management Discussion and Analysis.

Cost of Goods Sold: Cost of goods sold, which consists mainly of wage related expenses and travel expenses in the three and six months ended December 31, 2009 decreased 47% and increased 13%, respectively. The decrease in the three months ended December 31, 2009 is due to the SkyTerra termination in November 2009. The increase in the six months ended December 31, 2009 reflects to growth in SkyTerra revenue prior to receiving the termination notice. Our gross profit was 63% and 55% for the three and six months ended December 31, 20098, respectively, versus 51% and 52% for the comparable periods in 2008.

Operating Expenses: Operating expenses for three and six months ended December 31, 2009 increased 186% and 541%, respectively, versus the comparable periods in 2008.  For the six months ended December 31, 2009, excluding the goodwill impairment of $2,437,177, operating expenses were up 74% versus the six months ended December 31, 2008.  These increases are driven by the stock-based compensation of $175,827, increased headcount, additional marketing costs and higher legal and accounting costs due to the Share Exchange and reporting requirements of a public entity.

Other Income (Expense): Other income (expense) for the three and six months ended December 31, 2009 was ($41,757) and ($93,731), respectively, vs. $6,399 and $14,097 for the comparable periods in 2008 and consists primarily of interest expense and interest income. For the three and six months ended December 31, 2009, interest expense was $44,327 and $96,374, respectively. This is interest expense associated with the outstanding note payable (Note 7). There was no interest expense in the comparable periods of 2008. Interest income for the three and six months ended December 31, 2009 was $2,590 and $2,643, respectively compared to $5,786 and $14,097 for the comparable periods in 2008.

Net Income (Loss): For the three and six months ended December 31, 2009, we reported net losses of $189,724 and  $1,720,798, respectively, compared to net income of $640,968 and $1,424,879 for the three months and six months ended December 31, 2008, respectively.  Excluding the goodwill impairment, for the three and six months ended December 31 2009, we reported net loss of $189,724 and net income of $716,379, respectively. For the three months ended December 31, 2009, the net loss is driven by the termination of the SkyTerra contract in November 2009.

Liquidity and Capital Resources

Cash Flow Activity

Cash and cash equivalents were $1,519,911 and $540,479 as of December 31, 2009 and June 30, 2009, respectively.

The change in cash and cash equivalents during the periods presented was as follows:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
	(in dollars)		(in dollars)

Net cash from operating activities	$1,544,276	$636,569	$2,064,247	$810,852
Investing Activities	-	(13,057)	(18,193)	(21,757)
Financing Activities	(280,000)	(520,000)	(1,066,623)	(1,020,000)
Net increase (decrease) in cash and cash equivalents	$1,264,276	$103,512	$979,431	$(230,905)
Cash and cash equivalents at the beginning of the period	255,635	1,336,254	540,479	1,670,671
Cash and cash equivalents at the end of the period	$1,519,911	$1,439,766	$1,519,911	$1,439,766

Operations: Net cash from operating activities during the three months ended December 31, 2009 was $1,544,276, compared to $636,569 during the comparable period of 2008, an increase of $907,706.  This increase in cash provided by operating activities is mainly due to the overall increase in revenue and operating margin from our former major customer.

Investing: Net cash used in investing activities, consisting primarily of capital expenditures, for the three months ended December 31, 2009 was $0, compared to $13,057 for three months ended December 31, 2008.  Our capital expenditures consist mainly of office and computer equipment.

Financing: Net cash used in financing activities for the three months ended December 31, 2009 was $280,000, consisting of one principal payment on the note payable.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its operations.

As of December 31, 2009, total current assets were $1,862,199 which consisted of $1,519,911 of cash, $277,557 of accounts receivable and $64,731 of other current assets.

Accounts receivable at December 31, 2009 were $277,557 compared to $1,372,860 at June 30, 2009.  This decrease of $1,095,303 was driven by reduction in revenue due to the SkyTerra contract termination in November 2009 and subsequent collection of substantially all outstanding receivables due from SkyTerra by December 31, 2009.

Accounts payable at December 31, 2009 were $93,663 compared to $178,519 at June 30, 2009.  This decrease of $84,856 was driven by the reduction in amounts due to contractors as a result of  the SkyTerra contract termination.

Income taxes payable at December 31, 2009, 2009 were $644,215 compared to $0 at June 30, 2009.  Prior to the Share Exchange, Cadence II was a limited liability company using cash basis accounting for tax purposes.  The income taxes payable at December 31, 2009 represent tax effected balance due on accounts receivable that were outstanding at August 31, 2009 and collected in September 2009.  Due to anticipated operating losses for the remainder of the fiscal year ending June 30, 2010 that are expected to offset this liability, the Company does not expect to owe any taxes for the full fiscal year.

As of December 31, 2009, we had a negative working capital balance of $50,408, consisting of current assets of $1,862,199 and current liabilities of $1,912,606. This represents a decrease of $659,291 from the working capital balance of $608,883 at June 30, 2009.  This decline is driven primarily by the increase in income taxes payable of $644,215 due to the conversion from a cash basis limited liability company to an accrual basis corporation.  This income taxes payable balance is expected to be offset the tax benefit of by expected operating losses from January 1, 2010 through June 30, 2010. Our current assets consist primarily of cash, which is deposited in short term, interest bearing accounts, and accounts receivable. We have historically relied on normal operations to fund our operations. Due to the termination of the SkyTerra contract, we will need to raise additional capital to execute our business strategy.

Net cash from operating activities during the six months ended December 31, 2009 was $2,064,247, compared to $810,852 for the six months ended December 31, 2008, a decrease of $1,253,395. Net cash used in investing activities, consisting primarily of capital expenditures, for the six months ended December 31, 2009 was $18,193, compared to $21,757 for the six months ended December 31, 2008. Our capital expenditures consist mainly of office and computer equipment. Net cash used in financing activities for the six months ended December 31, 2009 was $1,066,623, consisting of distributions to the Cadence II members, paydown of long term debt and the purchase of member’s interest in May 2009. Cash and equivalents increased to $1,519,911 as of December 31, 2009, from $540,479 as of June 30, 2009, a net increase in cash of $979,431.

Off-Balance Sheet Arrangements

As of and subsequent to December 31, 2009, we have no off-balance sheet arrangements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.         Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) for us. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, the Certifying Officers have concluded that the Company's disclosure controls and procedures are adequate.

Notwithstanding the Certifying Officers' conclusion that our controls and procedures are adequate, management has identified the following deficiencies in the Company's internal control over financial reporting. First, we have not properly segregated duties as one individual initiates, authorizes and completes all transactions. Second, the Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. These deficiencies were was first identified by our chief financial officer after the Share Exchange and as a result of us becoming a public reporting company and our management is discussing a remediation plan for these control deficiencies and will implement such a plan when resources allow. Despite these deficiencies, the Certifying Officers believe that management taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles and that our disclosure controls are adequate because the information required to be disclosed by use under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers or persons performing similar functions, as appropriate to allow timely discussing regarding required disclosures. Further, the Certifying Officers do not believe that these deficiencies have resulted in deficient financial reporting because the chief financial officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies financial reports.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party and our property is not subject to any material pending legal proceedings nor are we aware of any threatened or contemplated proceeding by any governmental authority against the Company.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Amendment No. 2 to the Form S-1/A filed with the SEC on February 2, 2010.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On December 14, 2009, a shareholder holding a majority of the then issued and outstanding common stock of the Company approved an amendment to the Company’s Articles of Incorporation, as amended, changing the name of the Company from Network Cadence, Inc to Verecloud, Inc.

On December 14, 2009, a shareholder holding a majority of the then issued and outstanding common stock of the Company approved a forward four-for-one split of the Company's common stock.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
3.1	Articles of Incorporation of Verecloud, Inc., attached herewith
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERECLOUD, INC.

Date: February 16, 2010	By:	/s/ John McCawley
John McCawley
Chief Executive Officer

Date: February 16, 2010	By:	/s/ James R. Buckley
James R. Buckley
Chief Financial Officer