Form 10-Q/A
period 2009-12-31
Verecloud, Inc.
filed 2010-02-17
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
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

Network Cadence, Inc. Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report December 31 Fiscal Year
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

As of February 17, 2010, there were 47,380,000 shares of the registrants common stock, par value $0.001 per share, issued and outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Verecloud, Inc. (the “Company”), for the quarter ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on February 16, 2010 (the “Original Quarterly Report”). The sole purpose of this Amendment is to amend Item 6 of Part II of the Original Quarterly Report in order to include a complete filed copy of the Company’s Articles of Incorporation, as amended.  Accordingly, Item 6 of Part II is replaced in its entirety with the information provided herein. We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer, and Exhibit 31.2, Section 302 Certification – Principal Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934. As permitted by, and in accordance with SEC staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Quarterly Report. This Amendment does not reflect events occurring after the filing of the Original Quarterly Report or modify or update those disclosures, including the exhibits to the Original Quarterly Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

Item 6. Exhibits

Exhibits:
3.1	Articles of Incorporation of Verecloud, Inc., attached herewith
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q on February 16, 2010 and incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERECLOUD, INC.

Date: February 17, 2010	By:	/s/ John McCawley
John McCawley
Chief Executive Officer

Date: February 17, 2010	By:	/s/ James R. Buckley
James R. Buckley
Chief Financial Officer

25