Form 10-KT
period 2009-06-30
Verecloud, Inc.
filed 2010-03-01
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ____________

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2009 to June 30, 2009.

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

YES ☐    NO ☒

Aggregate market value of voting stock held by non-affiliates: N/A.

As of February 26, 2010, the Company had 48,728,000 shares of its $.001 par value common stock issued and outstanding.

Index to Verecloud, Inc. Transition Report Form 10-K

PART I		Page
Item 1.	Business	3
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 8.	Financial Statements and Supplementary Data	F-1
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
Item9A(T).	Controls and Procedures	27
Item 9B.	Other Information	28

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	28
Item 11.	Executive Compensation	30
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33
Item 13.	Certain Relationships and Related Transactions and Director Independence	34
Item 14.	Principal Accountant Fees and Services	34

PART IV
Item 15.	Exhibits and Financial Statement Schedules	36

	Signatures	37
	Exhibits	38

EXPLANATORY NOTE

Verecloud, Inc. (“Verecloud”, “we,” “us,” “our,” or the “Company”) was founded on July 17, 2007 as Sage Interactive, Inc. (“Sage”) to provide web development services.  Sage had a fiscal year end of July 31.  On August 31, 2009, Sage consummated a share exchange with the sole member of Cadence II, LLC, a Colorado limited liability company (“Cadence II”), pursuant to which it acquired all of the membership interests of Cadence II in exchange for the issuance to the sole member of Cadence II of 42,320,000 shares of our common stock representing 92.0% of our issued and outstanding common stock (the “Share Exchange”).  Upon the closing of the Share Exchange, our business operations consist of those of Cadence II, we amended our Articles of Incorporation to change the name of the Company to Network Cadence, Inc. and Cadence II became our wholly owned subsidiary.   In addition, in connection with the Share Exchange, the Company adopted Cadence II’s fiscal year end of December 31, as the accounting acquirer, as set forth in Section 12240.4 of the Securities and Exchange Commission’s (the “SEC”) Division of Corporate Finance Financial Reporting Manual.  On December 3, 2009, the Company’s board of directors approved the change in the Company’s fiscal year end from December 31 to June 30.  On January 25, 2010, the Company instituted a four-for-one forward split of its common stock and amended its Articles of Incorporation to change the name of the Company from Network Cadence, Inc. to Verecloud, Inc.

This Form 10-K is being filed as a Transition Report to reflect the change in our fiscal year end from December 31 to June 30.

As reported in this Transition Report on Form 10-K, the Company’s disclosures and related financial information for our new fiscal year ended June 30, 2009, include the business operations of Cadence II, as audited for the period from January 1, 2009 to June 30, 2009.  Results for the prior fiscal years ended December 31, 2008 and 2007 represent those of Cadence II.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K for Verecloud contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this Transition Report on Form 10-K. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the telecommunications service business is very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Transition Report on Form 10-K or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Transition Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I

ITEM 1. BUSINESS

General

On July 19, 2007, Sage was incorporated in Nevada as a web development services company.

On August 31, 2009, Sage consummated the Share Exchange with the sole member of Cadence II, pursuant to which it acquired all of the membership interests of Cadence II in exchange for the issuance to the sole member of Cadence II, 42,320,000 shares of our common stock representing 92.0% of our issued and outstanding common stock.  After the Share Exchange, our business operations consist of those of Cadence II.  The Share Exchange was treated as a merger of Sage and Cadence II, which is accounted for as a reverse acquisition with Cadence II being the acquirer for financial reporting purposes.  As such, for all disclosures referencing shares authorized, issued, outstanding, reserved for, per share amounts and other disclosures related to equity, amounts have been retroactively restated to reflect share quantities as if the exchange of Cadence II membership interest had occurred at the beginning of the periods presented as altered by the terms of the Share Exchange.  Upon the closing of the Share Exchange, the Articles of Incorporation were amended to change the name of the Company to Network Cadence, Inc. and Cadence II became a wholly owned subsidiary of Network Cadence, Inc.  On January 25, 2010, the Company instituted a four-for-one forward split of its common stock and amended its Articles of Incorporation to change the name of the Company from Network Cadence, Inc. to Verecloud, Inc.

Upon completion of the Share Exchange, the operations of Sage ceased.  As a result, net assets of Sage at August 31, 2009, which were negative $13,774 and consisted of cash and web development costs ($4,326) offset by amounts owed to the former President ($18,100) were written off.

The Company is headquartered in Englewood, Colorado and, through its wholly owned subsidiary, Cadence II, provides transformation solutions to the telecommunications industry. The Company creates and implements functional architectural designs that solve the problems related to the high costs of integration for communication service providers (“CSPs”). Through its Service Lifecycle Management methodology (“SLM”), the Company enables CSPs to dramatically improve performance in deploying new services while reducing their operation costs.  Although it is anticipated that these professional services will drive the short-term revenue growth for the Company, Verecloud is in the process of developing and rolling out a cloud-based computing system known as Nimbus.  However, if the Company is unable to secure outside private financing, this may prevent the Company’s business plan from materializing.

Our Business

Verecloud is focused on providing professional services and business platform solutions to CSPs. These services and solutions are focused on the service delivery platform component of CSPs back office systems and enable CSPs to, among other things, operate more efficiently, introduce new products faster and deliver a better customer experience.

Cadence II was formed in 2006 and, for the past three years, has driven operational improvements and innovation with clients across the telecommunications landscape through professional services contracts. From architecture design to solution, or technology selection to delivery and implementation, Cadence II has provided professional service solutions in areas of operational support systems (service creation, order fulfillment, inventory, activation and provisioning, assurance and billing, among others).  For the periods covered by this report, the Company’s revenue stream consists solely of billable professional services.  No software or product revenue has yet occurred.

While professional services remain the Company’s sole source of revenue through at least mid-2010, the Company’s objective is  to develop a unique platform known as Nimbus, which we hope will position the Company to exploit the opportunity created by the continued growth in cloud computing. Nimbus is expected to bridge the gap between (i) small and medium businesses, that want expanded and integrated services via the “cloud,” (ii) CSPs who need innovative, high-margin services to drive growth, and (iii) innovative cloud computing solution providers who want access to the large distribution channel that CSPs have developed for voice and data services. The Company believes that Nimbus can potentially open new revenue opportunities, protect investments made in existing services and create a new distribution model for both CSPs and cloud computing solution providers in a low cost, high return manner.  The success of the Company’s plan will depend on several major factors.  First, its ability to raise the capital needed to develop Nimbus.  Second, the successful development of Nimbus into a commercially viable and competitive cloud-based solution.  Third, the Company’s ability to effectively market and sell the Nimbus solution to CSPs.  If the Company is unable to successfully execute on some or all of these factors, there could be a material adverse effect on the Company’s business, financial condition and results of operations.  Currently, the development of Nimbus is in the early phase with the focus in the first quarter of 2010 on developing technical timelines and partner strategies.  The Company expects to roll out the beta phase in the second quarter of 2010 with platform testing and integration occurring in the third quarter of 2010.  Commercial viability is targeted for the fourth quarter of 2010.  However, the entire foregoing plan is dependent on the Company’s ability to raise the needed capital in the first half of 2010.

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

Recent Events

On November 2, 2009, our largest customer, SkyTerra Communications (“SkyTerra”), terminated our contract.  For the six months ended June 30, 2009, SkyTerra accounted for 98% of our revenue.  As a result, we were forced to reduce 50% of our work force and our revenues declined more than 90% beginning in November 2009.

Market Overview

The global telecommunications industry is a multi-trillion dollar per year industry. CSPs are a subset of the telecommunications industry that interact directly with end-users and wholesale customers to provide communication services such as voice, data, and wireless. CSPs include AT&T, Verizon, Sprint, T-Mobile, Qwest, and British Telecom. As deregulation occurred in the telecommunications industry over the past 20 years, the growth of CSPs accelerated at an unprecedented level as they were able to offer a multitude of new and innovative services.

Historically, CSPs have managed to satisfy growing demand for their services by continuing to add hardware to their communications networks. Rather than upgrading their core software systems, CSPs have added more servers, switches and routers. While capacity and capability of the CSP commercial network broadly expanded, the two supporting software components, the Operational Support System and Business Support System (“OSS/BSS”) remained relatively unchanged. OSS are a set of programs that help CSPs monitor, control, analyze and manage a telephone or computer network. BSS are systems which help CSPs run their business operations when dealing with customers with respect to, taking orders, processing bills, and collecting payments. CSPs, while wanting to add new services, realized they had to overcome significant hurdles such as the dated designs of their legacy OSS/BSS and the high cost of deploying new technology in order to capture new revenue opportunities. High deployment costs, coupled with an inability to leverage existing hardware resources, have been identified within the industry as “the Integration Tax.”

The CSP’s difficulty in managing the Integration Tax issue has created an opportunity for new entrants into the communications services industry: IP-based service providers. IP-based, or Internet Protocol based, refers to the use of the Internet infrastructure to power communications services. Companies such as Skype and Google launched creative and new telecommunication services using the Internet as the foundational component of their communications networks. While IP-based CSPs are a threat to the traditional providers, traditional CSPs have a significant advantage that the Internet companies desire: a large installed base of customers with an established billing relationship. Going forward, traditional CSPs choosing to leverage the power of the Internet, coupled with a wholesale marketing model, can enhance their revenue realization with the addition of next generation services to their current product set.

Telecommunications Transformation, or Telco 2.0, is accepted terminology that refers to this overall paradigm shift which reduces the Integration Tax, enabling CSPs to innovate and provide value-added services to their customers. This can only be accomplished through the deployment of a Service Delivery Platform (“SDP”) layer that enables linkage of disparate network components and Internet based applications (from any source) with legacy back-office systems unique to each CSP. SDPs are a set of components which interface with legacy OSS/BSS systems to create a new entry point for adding, managing, and innovating new services. When a CSP desires to develop a new communication service, they can work directly with the SDP rather than inefficiently interfacing directly with the OSS/BSS. This ultimately creates a way to deliver new services more quickly and at lower cost.

Products and Services

As a result of experience in the telecommunications sector and operational support systems, with significant focus on operational support systems, Verecloud has identified the need for a creative solution in the service management layer via the SDP. The service management layer resides between the traditional OSS/BSS and the commercial network of all CSPs and is designed to address all phases of a service lifecycle. Our approach in the service management layer consists of the following:

•
Service Catalog / Inventory– Maintains the repository of the service specification definition and instances of the service. The catalog is the central hub of service management that maintains the data model, processes, and rules for the service in its various lifecycle stages.

•
Service Fulfillment – This function is commonly referred to as service provisioning or service activation. It provides the CSP with the ability to allocate capabilities and/or resources, either physical or logical, for the service with as much automation as possible. This function significantly reduces the classic “swivel chair” conundrum created by multiple systems input existing in most CSPs today.

•
Service Assurance – Network resources are monitored for faults or impairments, but determining the impact to services that customers leverage is challenging. The Verecloud approach creates a definition of not only the primary quality indicators of a service, but also the process definition of how to repair the service as well as the model of the service to determine the relationships and impacts with other services.

•
Service Charging – New converged services that cross technological and organizational boundaries create complexity in charging and billing. Traditional back-office systems designs do not offer the unique charging options desired by customers. Verecloud has employed an IMS architectural orientation to support real-time charging of composite services. This creative approach offers a CSP greater flexibility in pricing their offerings to customers and provides for revenue assurance capabilities to confirm proper billing based upon accurate usage.

•
Service Delivery–A unified SDP is an enabler for a CSP to offer converged services in a much more flexible and adaptable environment than what has traditionally been available. SDPs enable rapid, lower cost service creation for product developers seeking to experiment with offerings, accomplished with minimal required involvement from IT and network operations personnel.

Nimbus

Verecloud began funding its research and development activities for the Nimbus project in January 2009 with retained earnings from operations.  This research and development project was chartered to develop a proof of concept to evaluate product potential, functionality and product deliverability.  Through December 31, 2009, the cost of this research and development project totaled approximately $500,000. These costs consisted primarily of salaries and wages associated with our technical staffing in assessing the viability, potential and technical requirements of the Nimbus solution.  Going forward, our research and development spending will focus on the development of the Nimbus solution, however, such spending is dependent upon the Company raising capital in 2010.

Business Strategy

While professional services remain the near term opportunity to drive revenue and operating margin growth, the Company expects to develop Nimbus, which we hope will position the Company to exploit the opportunity created by the continued growth in cloud computing.  Nimbus will bridge the gap between (i) small and medium businesses that want expanded and integrated services via the “cloud,”(ii) CSPs who need innovative, high-margin services to drive growth, and (iii) innovative clouding computing solution providers who want access to the large distribution channel that CSPs have developed for voice and data services. We believe that Nimbus can potentially open new revenue opportunities, protect investments made in existing services and create an exciting new distribution model for both CSPs and cloud computing solution providers in a low cost, high return manner.

Verecloud is focused on providing professional services and business platform solutions to CSPs.  These services and solutions are focused on the service delivery platform component of CSPs back office systems and enable CSPs to, among other things, operate more efficiently, introduce new products faster and deliver a better customer experience.

Verecloud began in 2006 and, for the past three years, has driven operational improvements and innovation with clients across the telecommunications landscape through professional services contracts. From architecture design to solution, or technology selection to delivery and implementation, Verecloud has provided professional service solutions in areas of operational support systems (service creation, order fulfillment, inventory, activation and provisioning, assurance and billing, among others).

In addition to developing industry leading technology, Verecloud is also a contributor to communication industry standards bodies such as TM Forum’s SID and SDF, OASIS for Telecom, ATIS Services Oriented Network, Open Mobile Alliance and Institute of Electrical and Electronics Engineers, Inc.

Customers

Our customer base has been focused in the telecommunications space. Since inception, our business has been dependent on one significant customer, SkyTerra. For the six months ended June 30, 2009, SkyTerra represented 98% of our revenue.  On November 2, 2009, we received a contract termination notice from SkyTerra. As a result, beginning in November 2009, our monthly revenue was reduced by more than 90% due to this termination. Since January 1, 2010, we have successfully helped such providers as Qwest Communications, Numerex, Taser and GigaSpace Technologies in projects ranging from new implementations, or projects that are not constrained by prior networks to enhance and expand the capabilities of legacy systems. We are focused on expanding our customer base through continuing to offer professional services as well as the selling the long term vision of our platform.

Competition

The competitive landscape includes firms that are attempting to address CSP transformational needs in the telecommunications industry. These can be segmented into three areas:

•	large-scale Systems Integrators (e.g. – Accenture and IBM);

•	full Suite Solution Providers (e.g. – Oracle, SAP, Microsoft, and IBM); and

•	CSP Transformation Agents who seek to redefine how CSPs deliver services (e.g. – JamCracker and Amdocs).

Large-scale Systems Integrators are engaged based upon their broad knowledge in solving well-defined CSP problems. Their approach provides a “remedy to a status-quo environment” versus implementation of transformational change. These large competitors are focused on multi-year, expensive projects that may not solve the problem that SLM addresses.

Full Suite Solution Providers offer a suite of products, that when fully implemented, provide an integrated approach in solving the CSPs transformation needs. Their approach, however, comes at a great expense to CSPs. It can be very time consuming to implement, very costly, provides a “one-size-fits-all” solution, and is integrated only within the bounds of their suite. Their solution does not integrate with a CSPs unique legacy OSS/BSS environment. Cost of implementing a full suite of products results in a much lower return on investment for the CSP than a more flexible and less expensive SLM solution.

 CSP Transformation Agents are emerging as CSPs embrace the value of and need for a service delivery layer platform. These competitors are small and are narrowly focused on specific areas of SLM. For example, they may address order management but have not fully addressed how this solution integrates with other areas of the overall service lifecycle.

Based on these definitions, Verecloud is considered a CSP Transformation Agent. It is our belief that the SLM methodology provides a superior end-to-end solution that is:

•	significantly more robust than that of other CSP Transformation Agents;

•	less expensive and more cost effective; and

•	more nimble, flexible, and more suitable to the dynamically evolving needs of all CSPs.

Marketing and Advertising

Verecloud is focused on marketing its professional services and business platform solutions to CSPs.  These services and solutions are focused on the service delivery platform component of CSPs back office systems and enable CSPs to, among other things, operate more efficiently, introduce new products faster and deliver a better customer experience.

Intellectual Property and Proprietary Rights

Verecloud claims rights in its inventions, code, and other intellectual property that it has created and that is contained in the SLM, Nimbus, and other components of Verecloud's future products and current services.  It has not sought formal registration or filed any U.S. patent or copyright applications for such intellectual property.  It has filed a federal application with the U.S. Patent & Trademark Office for the trademark VERECLOUD (U.S. Ser. No. 77/929,616).

Employees

We currently have 26 employees, 21 of which are full time employees. In addition to our full time employees, we have five finance and sales consultants. We do not expect to hire additional employees until such time as our operations require.

None of our employees is covered by a collective bargaining agreement. Each of our managerial, sales and administrative employees has entered into a standard form of employment agreement which, among other things, contains covenants not to compete for 24 months following termination of employment and to maintain the confidentiality of certain proprietary information. We believe that our employee relations are good.

 Properties

Our principal address is 6560 South Greenwood Plaza Boulevard, Number 400, Englewood, Colorado 80111. We currently lease approximately 10,000 square feet of office space. Our lease expires in April 2010.

Litigation

None.

ITEM 1A.   RISK FACTORS

There are numerous and varied risks that may prevent us from achieving our goals, including those described below.  You should carefully consider the risks described below and other information included in this prospectus, including our financial statements and related notes.  Our business, financial condition and results of operations could be harmed by any of the following risks.  If any of the events or circumstances described below were to occur, our business, financial condition and results of operations could be materially adversely affected.  As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment.

Risks Related to Our Business

We have received a going concern opinion from our auditors.

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Based on our current business plan and projections, we will need approximately $10 million to meet our cash requirements for the next twelve months.  This plan is the basis of discussion with potential investors and strategic partners.  Of this amount, approximately $4 million will be used for Nimbus development and product management, approximately $5 million for sales, marketing, working capital and administrative expenses, and $1.2 million to meet the obligations of the promissory note.  Furthermore, we intend to seek funding of up to $20 million to fund operations through 2011.  The additional $10 million in 2011 is expected to be used to fund ongoing working capital needs for sales and marketing ($3 million), ongoing Nimbus product management and upgrade ($6 million) and overhead and other working capital net of gross margins and cash reserves ($1 million).  Since January 2010, we have met with several investment firms and strategic partners in the software and telecommunications industries who have expressed interest in our strategy and could be potential investors in the Company.  We are exploring funding options that include debt financing, equity investments, co-development arrangements and strategic alliances.  As of February 26, 2010, we have not secured any financing or commitments.  Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and are unable to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

On November 2, 2009, we received a contract termination notice from our largest customer, SkyTerra. As a result, we lost more than 90% of our revenue. In light of this notice, we reduced our workforce by approximately 50%. With the loss of our most significant customer, we have limited revenue and, going forward, will not operate at a profit without additional business. We cannot assure you that we will ever be profitable and you should not invest unless you are prepared to lose your entire investment.

We have a material weakness in our system of internal controls, which may prevent us from accurately reporting our financial results or prevent fraud.  Currently, the Company does not have a plan nor the resources to remediate this material weakness.  As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock, if we are ever able to list it on an exchange.

We currently have a material weakness in our system of internal controls.  In addition, we currently do not have a plan nor the resources to remediate this material weakness. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Internal control weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock, if we are ever able to list it on the OTC Bulletin Board or an exchange.

We may not be able to manage our expansion of operations effectively and if we are unable to do so, we will not achieve profitability.

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

 If we acquire another business, we may face difficulties, including:

•	integrating that business’s personnel, products, technologies or services into our operations;

•	retaining the key personnel of the acquired business;

•	failing to adequately identify or assess liabilities of that business;

•	failure of that business to fulfill its contractual obligations;

•	failure of that business to achieve the forecasts we used to determine the purchase price; and

•	diverting our management’s attention from normal daily operations of our business.

These difficulties could disrupt our ongoing business and increase our expenses. As of the date of this Transition Report on Form 10-K, we have no agreements to enter into any material acquisition, investment, partnership, alliance or other joint venture transaction.

We are subject to the reporting requirements of the federal securities laws, which impose additional burdens on us.

We are a public reporting company and accordingly subject to the information and reporting requirements of the Securities Act of 1933 (the “Securities Act”), the Securities and Exchange Act of 1934 (the “Exchange Act”) and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). As a public company, these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. Some members of our management team have limited or no experience operating a company whose securities are publicly reported, traded or listed on an exchange, and with SEC rules and requirements, including SEC reporting practices and requirements that are applicable to a publicly reporting or publicly-traded company. We may need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of Sarbanes-Oxley, when applicable, we may not be able to obtain the independent accountant certifications required by Sarbanes-Oxley.

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

There is a reduced probability of a change of control or acquisition of us due to the possible issuance of preferred stock. This reduced probability could deprive our investors of the opportunity to otherwise sell our common stock in an acquisition of us by others.

Our Articles of Incorporation, as amended, authorize our board of directors to issue up to 5,000,000 shares of preferred stock, of which no shares have been issued. Our preferred stock is issuable in one or more series and our board of directors has the power to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by stockholders. As a result of the existence of this “blank check” preferred stock, potential acquirers of the Company may find it more difficult to, or be discouraged from, attempting to effect an acquisition transaction with, or a change of control of, the Company, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions.

The success of our business depends on the continuing contributions of our senior management and other key personnel who may terminate their employment with us at any time causing us to lose experienced personnel and to expend resources in securing replacements.

We depend substantially on the current and continued services and performance of our senior management and other key personnel. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe that our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors and that our future success will depend upon our ability to hire and retain these key employees and our ability to attract and retain other skilled financial, engineering, technical, and managerial personnel. None of our key personnel, including our Chief Executive Officer, is party to any employment agreements with us and management and other employees may voluntarily terminate their employment at any time.

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

On May 26, 2009, the Company executed a promissory note for the benefit of two former principals of the Company.  The promissory note has an original principal amount of $2,800,000, which shall be paid in ten equal installments of $280,000.  As of February 26, 2010, the outstanding principal balance is $1,960,000. In addition, the promissory note bears interest at prime plus 4%.  Finally, the promissory note contains a covenant which requires that we maintain no less than $750,000 in cash or cash equivalents beginning January 1, 2010 and until the promissory note is paid in full. Once the Company falls below $750,000, it has 90 days to restore the cash and cash equivalents to $750,000 or greater. Failure to maintain this cash requirement can accelerate full payment of the promissory note, resulting in the note balance becoming a current liability. Our cash balance fell below $750,000 on February 25, 2010. We have until May 26, 2010 to restore the cash and cash equivalents balance to $750,000. If the Company is unable to obtain the necessary funding to comply with the requirements of the promissory note or repay the note, the holders of the note could accelerate the due date and, if we are unable to pay, foreclose on the assets of the Company as they currently hold a security interest. This restriction on our available cash and cash equivalents limits our financial flexibility. We may be unable to implement internal growth and operating strategies due to this limitation

The current severe worldwide economic slowdown may negatively affect our sales, which would materially adversely affect our profitability and revenue growth.

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

Reliance on internally generated cash or debt to finance our operations or complete business expansion efforts could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to issue securities to consummate expansions will depend on the market value of our securities from time to time and the willingness of potential investors, sellers or business partners to accept it as full or partial payment. Using securities for this purpose also may result in significant dilution to our then existing stockholders. To the extent that we are unable to use securities to make future expansions, our ability to grow through expansions may be limited by the extent to which we are able to raise capital for this purpose through debt or equity financings. Raising external capital in the form of debt could require periodic interest payments that could hinder our financial flexibility in the future. No assurance can be given that we will be able to obtain the necessary capital to finance a successful expansion program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion. In addition to requiring funding for expansions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to (a) obtain additional capital on acceptable terms, (b) use internally generated cash or debt to complete expansions because it significantly limits our operational or financial flexibility, or (c) use securities to make future expansions may hinder our ability to actively pursue any expansion program we may decide to implement. In addition, if we are unable to obtain necessary capital going forward, our ability to continue as a going concern would be negatively impacted.

 Risks Relating To Our Common Stock

There is currently no market for our common stock, and if a market for our common stock does not develop, our investors may be unable to sell their shares.

There is currently no market for our common stock.  We intend to be quoted on the OTC Bulletin Board trading system, although there is no guarantee we will ever qualify to do so. The OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. The OTC Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

•	the lack of readily available price quotations;

•	the absence of consistent administrative supervision of “bid” and “ask” quotations;

•	lower trading volume;

•	market conditions;

•	technological innovations or new products and services by us or our competitors;

•	regulatory, legislative or other developments affecting us or our industry generally;

•	limited availability of freely tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the value of our common stock could be affected by:

•	actual or anticipated variations in our operating results;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	introduction of new services or technology by our competitors or us;

•	sales of our common stock or other securities in the open market or private transactions;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the market in which we operate;

•	changes in earnings estimates and recommendations by financial analysts;

•	our failure to meet financial analysts’ performance expectations; and

•	other events or factors, many of which are beyond our control.

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

Currently Mr. John McCawley controls 83.0% of the Company which will have an impact on all major decisions on which our stockholders may vote and which may discourage an acquisition of our Company.

Currently, Mr. John McCawley owns approximately 83.0% of our outstanding common stock.  After the registration and sale of his common stock pursuant to the Company’s registration statement on Form S-1, he will still own 62.3% of the Company.  In addition, he is also one of our directors and our President and Chief Executive Officer. The interests of Mr. McCawley may differ from the interests of other stockholders. As a result, Mr. McCawley will have the ability to significantly impact virtually all corporate actions requiring stockholder approval, vote, including the following actions:

•	election of our directors;

•	the amendment of our organizational documents;

•	the merger of our company or the sale of our assets or other corporate transaction; and

•	controlling the outcome of any other matter submitted to the stockholders for vote.

Mr. McCawley’s beneficial stock ownership may discourage potential investors from investing in shares of our common stock due to the lack of influence they could have on our business decisions, which in turn could reduce our stock price.  Mr. McCawley’s ownership could also discourage or prevent a takeover of the Company even if an acquisition would be beneficial to our stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

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

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto contained in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of certain factors, including those set forth under “Risk Factors” and elsewhere in this report.

Overview

On August 31, 2009, we consummated the Share Exchange with the sole member of Cadence II, pursuant to which we acquired all of the membership interests in Cadence II in exchange for the issuance to the sole member of Cadence II of 42,320,000 shares of our common stock representing at that time, 92.0% of our issued and outstanding common stock, as previously disclosed on the Company’s Current Report on Form 8-K, filed on September 1, 2009.  After the Share Exchange, our business operations consist of those of Cadence II.  Upon the closing of the Share Exchange, we amended our Articles of Incorporation to change the name of the Company to Network Cadence, Inc. and Cadence II became our wholly owned subsidiary.  On January 25, 2010, we instituted a four-for-one forward split of our common stock and amended our Articles of Incorporation to change the name of the Company from Network Cadence, Inc. to Verecloud, Inc.

Verecloud is focused on providing professional services and business platform solutions to CSPs. These services and solutions are focused on the service delivery platform component of CSPs back office systems and enable CSPs to, among other things, operate more efficiently, introduce new products faster and deliver a better customer experience.

Cadence II was formed in 2006 and, for the past three years, has driven operational improvements and innovation with clients across the telecommunications landscape through professional services contracts. From architecture design to solution, or technology selection to delivery and implementation, Cadence II has provided professional service solutions in all areas of operational support systems (service creation, order fulfillment, inventory, activation and provisioning, assurance and billing, among others).  For the periods covered by this report, the Company’s revenue stream consists solely of billable professional services.  No software or product revenue has yet occurred.

While professional services remain the Company’s sole source of revenue through at least mid-2010, the Company’s objective is  to develop a unique platform, known as, Nimbus, which we hope will position the Company to exploit the opportunity created by the continued growth in cloud computing. Nimbus is expected to bridge the gap between (i) small and medium businesses, that want expanded and integrated services via the “cloud,” (ii) CSPs who need innovative, high-margin services to drive growth, and (iii) innovative cloud computing solution providers who want access to the large distribution channel that CSPs have developed for voice and data services. The Company believes that Nimbus can potentially open new revenue opportunities, protect investments made in existing services and create a new distribution model for both CSPs and cloud computing solution providers in a low cost, high return manner.  The success of the Company’s plan will depend on several major factors.  First, its ability to raise the capital needed to develop Nimbus.  Second, the successful development of Nimbus into a commercially viable and competitive cloud-based solution.  Third, the Company’s ability to effectively market and sell the Nimbus solution to CSPs.  If the Company is unable to successfully execute on some or all of these factors, there could be a material adverse effect on the Company’s business, financial condition and results of operations.  Currently, the development of Nimbus is in the early phase with the focus in the first quarter of 2010 on developing technical timelines and partner strategies.  The beta phase will occur in the second quarter of 2010 with platform testing and integration occurring in the third quarter of 2010.  Commercial viability is targeted for the fourth quarter of 2010.  However, the entire foregoing plan is dependent on the Company’s ability to raise the needed capital in the first half of 2010.

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

Restatement of Consolidated Financial Statements

The financial statements as of and for the six months ended June 30, 2009 have been restated to correct the accounting treatment previously accorded the following transaction. The unaudited financial statements and results of operations for the six months ended June 30, 2009 were previously reported in the Form 8-K filed on September 1, 2009.

On May 26, 2009, the membership interests of Pat Burke and Ann Burke, totaling 51% of Cadence II, were purchased by Cadence II pursuant to a Purchase Agreement by and among Cadence II, Pat Burke and Ann Burke, dated as of May 26, 2009, as previously disclosed as Exhibit 10.2 to the Company’s Form 8-K dated September 1, 2009. The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for Pat and Ann Burke.  The excess of the purchase price over 51% of the tangible net assets (the two members’ equity accounts) was previously accounted for as goodwill. The restated financial statements account for this amount as a repurchase of Company stock, recorded as Treasury Stock and then retired.

A summary of the changes to the financial statements is shown below. This restatement had no impact on the statement of income for the six months ended June 30, 2009:

	Previously
	Reported	Adjustment	Restated
Current assets	$1,984,671		$1,984,671
Property and equipment	72,047		72,047
Other assets	2,459,962	(2,437,177)	22,785
Total assets	$4,516,679	$(2,437,177)	$2,079,502

Current liabilities	$1,375,788		$1,375,788
Long term debt	1,680,000		1,680,000
Stockholders' equity (deficit)	1,460,892	(2,437,177)	(976,285)
Total liabilities and stockholders equity (deficit)	$4,516,679	$(2,437,177)	$2,079,502

Related Parties Transaction

On May 26, 2009, the membership interests of Pat Burke and Ann Burke, totaling 51% of Cadence II, were purchased by Cadence II pursuant to a Purchase Agreement by and among Cadence II, Pat Burke and Ann Burke, dated as of May 26, 2009, as previously disclosed as Exhibit 10.2 to the Company’s Form 8-K dated September 1, 2009. The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for Pat and Ann Burke.  The promissory note is being repaid in 10 equal quarterly installments of $280,000 plus interest thereon, beginning August 31, 2009 with a maturity date of November 30, 2011.  The promissory note bears interest at a prime rate plus 4%.    As of February 26, 2010, the outstanding principal balance is $1,960,000.

The promissory note contains a covenant which requires that we maintain no less than $750,000 in cash or cash equivalents beginning January 1, 2010 and until the promissory note is paid in full. Once the Company falls below $750,000, it has 90 days to restore the cash and cash equivalents to $750,000 or greater. Failure to maintain this cash requirement can accelerate full payment of the promissory note, resulting in the note balance becoming a current liability. Our cash balance fell below $750,000 on February 25, 2010. We have until May 26, 2010 to restore the cash and cash equivalents balance to $750,000. If the Company is unable to obtain the necessary funding to comply with the requirements of the promissory note or repay the note, the holders of the note could accelerate the due date and, if we are unable to pay, foreclose on the assets of the Company as they currently hold a security interest. This restriction on our available cash and cash equivalents limits our financial flexibility. We may be unable to implement internal growth and operating strategies due to this limitation.

Going Concern

The Company’s financial statements have been prepared on the basis of accounting principles applicable to a going concern. However, at June 30, 2009 the Company had a stockholders' deficit and on November 2, 2009 the Company received a contract termination notice from its largest customer and expects to lose more than 90% of its revenue.  As a result, they do not include adjustments that would be necessary if the Company were unable to continue as a going concern and would therefore be obligated to realize assets and discharge its liabilities other than in the normal course of operations. On November 2, 2009, the Company received a contract termination notice from its largest customer, SkyTerra.  As a result, monthly revenue declined more than 90%, effective November 2, 2009.  This raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company’s objective is to overcome the circumstances that impact its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing.  In January 2010, the Company completed a five-year business plan.  Based on the Company’s current business plan and projections, it will need approximately $10 million to meet its cash requirements for the next twelve months.  This plan is the basis of discussion with potential investors and strategic partners.  Since January 2010, the Company has met with several investment firms and strategic partners in the software and telecommunications industries who expressed interested in our strategy and could be potential investors in the Company.  The Company is exploring funding options that include debt financing, equity investments, co-development arrangement and strategic alliances.  As of February 26, 2010, the Company has not secured any financing or commitments.  In addition, the Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that the Company relinquish valuable rights.

Management believes that actions presently being taken to raise funds provide the opportunity for the Company to continue as a going concern.  As of February 26, 2010, our current cash balance is expected to fund our operations through April 2010.  Our 2010 plan does not contemplate significant revenue from Nimbus as we complete development of the platform.  Of the approximately $10 million needed to fund operations for the next 12 months, approximately $4 million will be used for Nimbus development and product management, approximately $5 million for sales, marketing, working capital and administrative expenses, and $1.2 million to meet the obligations of the promissory note.  With significant revenue not planned until the second half of 2011, we will need an additional $10 million to fund operations through 2011. As a result, we intend to seek up to $20 million to fund operations through 2011 and comply with the requirements of and service the promissory note.  The Company currently does not have enough cash to operate for the next 12 months without this additional capital.

Significant Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, management evaluates these estimates and assumptions, including but not limited to those related to revenue recognition and the impairment of long-lived assets, goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Concentration of Credit Risk

The Company primarily sells its services to customers in the communications industry in the United States on an uncollateralized, open credit basis. For the six months ended June 30, 2009, one customer accounted for 98% of the revenue.

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Accounts Receivable

Accounts receivable include uncollateralized customer obligations due under normal trade terms and do not bear interest.

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected resulting from past due amounts from customers. There was no allowance for doubtful accounts at June 30, 2009 since the total balance of accounts receivable was collected subsequent to June 30, 2009.

Revenue Recognition

For the period covered by this Transition Report on Form 10-K, the Company derived its revenue solely from billable professional services provided to clients.  Revenue is recognized only when all of the following conditions have been met:  (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.

Property and Equipment

Equipment and furniture are carried at historical cost, net of accumulated depreciation. Depreciation is computed using straight-line methods over the estimated useful lives of the assets, ranging from three to seven years. Expenditures for repairs and maintenance which do not materially extend the useful lives of equipment and furniture are charged to operations.

Fair Value Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Segment Information

Certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Research and Development

Research and development costs are expensed as incurred and consist primarily of salaries and wages associated with assessing the viability, the potential and technical requirements of the Nimbus platform.  Capitalization of software development costs commences upon the establishment of technological feasibility of the product in accordance with ASC 985 - Software.  As of June 30, 2009, no software development costs have been capitalized since technological feasibility has not yet been established.

Significant Customers

For the six months ended June 30, 2009, the Company had a substantial business relationship with one major customer, SkyTerra.  SkyTerra accounted for 98% of the Company’s total revenue for the six months ended June 30, 2009. On November 2, 2009, SkyTerra notified the Company that they are terminating its contract.   As a result, the Company reduced its workforce by approximately 50% and revenues declined more than 90% beginning in November 2009.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC 360”).  The Company’s primary long-lived assets are property and equipment. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. For property and equipment, the Company’s assets consist primarily of computers and office equipment. The Company has compared the net book value of these assets to market-based pricing for similar used equipment. As of December 31, 2009, the depreciated value of the assets materially reflects the estimated fair value of similar used equipment in the marketplace ..

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

Stock Based Compensation

The Company adopted the applicable accounting guidance in ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.  As of June 30, 2009, no options to purchase common shares were outstanding.

Recent Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The Company has adopted the following new accounting standards during 2009:

Accounting Standards Codification – In June 2009, FASB established ASC as the single source of authoritative GAAP.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the SEC and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Subsequent Events – In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The new guidance requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted the updated guidance for the interim period ended June 30, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for the Useful Life of Intangible Assets – In April 2008, the ASC guidance for Goodwill and Other Intangibles was updated to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under guidance for business combinations. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Derivative Instruments – In March 2008, the ASC guidance for derivatives and hedging was updated for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the updated guidance on January 1, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Business Combinations – In December 2007, the ASC guidance for business combinations was updated to provide new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. The updated guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted the updated guidance on January 1, 2009 and it will be applied to any future acquisitions.

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

There were various accounting standards and interpretations recently issued which have not yet been adopted, including:

Fair Value Accounting – In August 2009, the ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for the Company’s interim reporting period beginning October 1, 2009. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

Variable Interest Entities – In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning July 1, 2010. The Company currently is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

There were no other accounting standards and interpretations issued recently which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Six Months Ended June 30,				Years ended December 31,
	2009		2008 (Unaudited)		2008		2007
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
	in dollars except percentages				in dollars except percentages

Revenues	$4,445,989	100%	$3,155,354	100%	$7,147,618	100%	$4,345,330	100%

Cost of goods sold	2,144,855	48%	1,456,392	46%	3,373,883	47%	2,615,505	60%

Gross profit	2,301,133	52%	1,698,962	54%	3,773,735	53%	1,729,825	40%

Operating expenses	1,111,082	25%	578,926	18%	1,242,917	17%	395,943	9%

Operating income	1,189,052	27%	1,120,036	35%	2,530,818	36%	1,333,882	31%

Other income (expense)	(10,343)	0%	18,487	1%	32,584	0%	(4,654)	0%

Net income	$1,178,708	27%	$1,138,523	36%	$2,563,402	36%	$1,329,228	31%

Comparison of the Six Months Ended June 30, 2009 and June 30, 2008

Revenue: Revenue for the six months ended June 30, 2009 increased 41%, compared to the six months ended June 30, 2008.  This increase is driven primarily by growth at our former major customer in 2009.

Cost of Goods Sold: Cost of goods sold, which consists mainly of wage related expenses and travel expenses in the six months ended June 30, 2009, increased 47%, reflecting the overall growth in revenue.  Our gross profit as a percentage of revenues remained fairly consistent and was 52% for the six months ended June 30, 2009, versus 54% for the comparable period in 2008.

Operating Expenses: Operating expenses for the six months ended June 30, 2009 were up 92%, versus the comparable period in 2008. This increase is driven by increased headcount plus additional marketing and administrative costs.

Other Income (Expense): Other income (expense) for the six months ended June 30, 2009 was ($10,343) consisting primarily of interest expense on the promissory note of $16,917 offset by interest income of $6,574. For the comparable period in 2008, interest income was $18,672 and there was no interest expense.

Net Income: For the six months ended June 30, 2009, we reported net income of $1,178,708, compared to net income of $1,138,523 for the six months ended June 30, 2008.  Our net income growth is driven by increased revenue at our major customer.

During the six months ended June 30, 2009 and 2008, we did not grant any shares of common stock as compensation.

Comparison of the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenue: Revenue for the year ended December 31, 2008 was $7,147,618, compared to $4,345,330 for the year ended December 31, 2007, an increase of $2,802,288 or 64%. This increase is driven by growth at our major customer in 2008.

Cost of Goods Sold: Cost of goods sold, which consists mainly of wage related expenses and travel expenses, increased $758,378 from $2,615,505 for the year ended December 31, 2007 to $3,373,883 for the year ended December 31, 2008. This increase is due to the expansion of revenue and direct costs associated with the revenue growth.

Operating Expenses: Operating expenses for year ended December 31, 2008 increased to $1,242,917 compared to $395,943 during the comparable period in 2007, a difference of $846,974 or 214%. The biggest component of operating expenses is salary and wages, which increased from $73,070 in 2007 to $465,319 in 2008. Other line items that increased significantly were marketing expenses, which increased to $248,517 for the year ended December 31, 2008, compared to $13,569 for the year ended December 31, 2007 and rent expense which increased from $103,245 in 2007 to $137,222 in 2008.

Other Income (Expense): Other income (expense) for the year months ended December 31, 2008 was $32,584 and consisted primarily interest income of $32,155. There was no interest income in the year ended December 31, 2007.

Net Income: For the year ended December 31, 2008, we reported net income of $2,563,402, compared to net income of $1,329,228 for the year ended December 31, 2007, driven by increased revenue at our major customer

During the years ended December 31, 2008 and December 31, 2007, we did not grant any shares of common stock as compensation.

Impact of Inflation

Historically, inflation has not had a material effect on us.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its founders.

As of June 30, 2009, total current assets were $1,984,671 which consisted of $540,479 of cash, $1,372,860 of accounts receivable and $71,331 of other current assets.

As of June 30, 2009, we had a working capital balance of $608,883, consisting of current assets of $1,984,671 and current liabilities of $1,375,788. This represents a decrease of $1,661,627 from the working capital balance of $2,270,510 at December 31, 2008. Our current assets consist primarily of cash, which is deposited in short term, interest bearing accounts, and accounts receivable. We have historically relied on normal operations to fund our operations. Due to the termination of the SkyTerra contract, we will need to raise additional capital to execute our business strategy.

Net cash from operating activities during the six months ended June 30, 2009 was $824,893, compared to $2,660,483 during the year ended December 31, 2008, a decrease of $1,835,590. Net cash used in investing activities, consisting primarily of capital expenditures, for the six months ended June 30, 2009 was $151,319, compared to $57,730 for year ended December 31, 2008. Our capital expenditures consist mainly of office and computer equipment. Net cash used in financing activities for the six months ended June 30, 2009 was $1,572,861, consisting of distributions to the Cadence II members, paydown of long term debt and the purchase of member's interest in May 2009. Cash and equivalents decreased to $540,479 as of June 30, 2009, from $1,439,766 as of December 31, 2008, a net decrease in cash of $899,287.

Off-Balance Sheet Arrangements

As of and subsequent to June 30, 2009, we have no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VERECLOUD, INC.

Financial Statements
And
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Verecloud, Inc.

We have audited the accompanying balance sheets of Verecloud, Inc. as of June 30, 2009 and December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the six months ended June 30, 2009 and the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verecloud, Inc. as of June 30, 2009 and December 31, 2008 and 2007, and the results of its operations and its cash flows for the six months ended June 30, 2009 and the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Company has restated its financial statements as of June 30, 2009.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As described in Note 4, at June 30, 2009, the Company had a stockholders’ deficit and on November 2, 2009, the Company received a contract termination notice from its largest customer, and expects to lose more than 90% of its revenue, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to this matter is also discussed in Note 5.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
7931 S. Broadway, #314
Littleton, Colorado 80122
February 26, 2010

VERECLOUD, INC.
BALANCE SHEETS

	June 30,	December 31,	December 31,
	2009	2008	2007
ASSETS	Restated

Current assets
Cash	$540,479	$1,439,766	$657,013
Accounts receivable	1,372,860	840,866	948,537
Other current assets	71,331	54,368	1,120
Total current assets	1,984,671	2,335,000	1,606,671

Property and equipment
Computer related	74,928	58,630	36,492
Equipment and machinery	33,736	29,623	10,753
Other property and equipment	28,384	8,476	3,754
Subtotal	137,047	96,729	50,998
Accumulated depreciation	(65,000)	(36,888)	(10,119)
Net property and equipment	72,047	59,840	40,879

Other assets
Security deposits	22,785	22,785	22,785
Advances to related parties	-	12,000	-
Total other assets	22,785	34,785	22,785

Total assets	$2,079,502	$2,429,625	$1,670,334

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$178,519	$43,932	$41,695
Current portion of long term debt	1,120,000	-	-
Accrued liabilities	77,269	20,558	6,906
Total current liabilities	1,375,788	64,490	48,601

Long term debt	1,680,000	-	-

Total liabilities	3,055,788	64,490	48,601

Commitments and contingencies (Notes 1,5,7,9,11 and 13)

Stockholders' equity (deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized:	-	-	-
No shares issued or outstanding
Common stock - $0.001 par value, 100,000,000 shares authorized:	42,320	42,320	42,320
42,320,000 shares issued and outstanding
Retained earnings (accumulated deficit)	(1,018,605)	2,322,815	1,579,413
Total stockholders' equity (deficit)	(976,285)	2,365,135	1,621,733

Total liabilities and stockholders' equity (deficit)	$2,079,502	$2,429,625	$1,670,334

The accompanying notes are an integral part of these financial statements.

VERECLOUD, INC.
STATEMENTS OF OPERATIONS
for the six months ended June 30, 2009
and for the years ended December 31, 2008 and 2007

	Six Months Ended	Years Ended
	June 30,	December 31,	December 31,
	2009	2008	2007
	Restated

Revenue	$4,445,989	$7,147,618	$4,345,331

Cost of goods sold	2,144,855	3,373,883	2,615,505

Gross profit	2,301,133	3,773,735	1,729,825

Operating expenses
Salary and wages	515,140	465,319	73,070
Recruiting and hiring expense	9,594	118,642	53,513
Consulting expense	55,125	49,934	23,160
Marketing expense	286,768	248,517	13,569
Rent	72,898	137,222	103,245
Legal and accounting	53,667	78,685	48,597
Office expense	19,622	10,730	13,987
Travel and entertainment	17,331	23,328	8,712
Insurance	8,845	7,582	11,297
Information technology	19,142	46,118	9,222
Equipment rental	1,251	2,314	296
Utilities	10,401	18,252	12,506
Depreciation	28,112	26,769	10,119
Dues and subscriptions	6,206	8,662	12,438
Other	7,981	843	2,211
Total operating expenses	1,112,082	1,242,916	395,943

Operating income	1,189,052	2,530,818	1,333,882

Other income (expense)
Interest income	6,574	32,155	-
Interest (expense)	(16,917)	-	-
Other income (expense)	-	428	(4,654)
Total other income (expense)	(10,343)	32,584	(4,654)

Net income	$1,178,708	$2,563,402	$1,329,228

Net income per common share	$0.03	$0.06	$0.03
(Basic and Diluted)

Weighted average common shares	42,320,000	42,320,000	42,320,000
outstanding (Basic and Diluted)

Proforma Statistics (1)
Income Tax Expense	$457,785	$974,365	$513,545
Net Income	$731,267	$1,556,453	$820,338
Net income per common share	$0.02	$0.04	$0.02
(Basic and Diluted)

 (1) Proforma as if the Share Exchange occurred at the beginning of the periods reflected in the above statement of operations. See Note 1 to the financial statements.

The accompanying notes are an integral part of these financial statements.

VERECLOUD, INC.
STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2009
and for the years ended December 31, 2008 and 2007

	Six Months Ended	Years Ended
	June 30,	December 31,	December 31,
	2009	2008	2007
	Restated

Operating Activities
Net Income	$1,178,708	$2,563,402	$1,329,228
Adjustments to reconcile net income to
net cash from operations
Depreciation and amortization	28,112	26,769	10,119
Change in assets and liabilities
Accounts receivable	(531,994)	107,671	(644,589)
Other current assets	(16,964)	(53,248)	(1,120)
Accounts payable	134,587	2,237	(50,157)
Other current liabilities	32,443	13,652	(182,650)
Net cash from operating activities	824,893	2,660,483	460,831

Investing Activities
Purchase of computer related	(16,297)	(22,138)	(36,492)
Purchase of equipment and machinery	(4,113)	(18,870)	(10,753)
Purchase of other property and equipment	(19,908)	(4,722)	(3,754)
Security deposits	-	-	(22,785)
Advances to related parties	(111,000)	(12,000)	-
Net cash (used in) investing activities	(151,319)	(57,730)	(73,783)

Financing Activities
Purchase of members' interest	(661,977)	-	-
Members distributions	(910,884)	(1,820,000)	-
Net cash (used in) financing activities	(1,572,861)	(1,820,000)	-

Increase (decrease) in cash for period	$(899,287)	$782,753	$387,047
Cash at beginning of period	1,439,766	657,013	269,966
Cash at end of period	$540,479	$1,439,766	$657,013

Schedule of Noncash Investing and Financing Activities
Notes payable	$2,800,000	-	-
Treasury stock	(2,437,177)	-	-
Purchase of members' interest	(510,090)	-	-
Advances to related parties	123,000	-	-
Future health benefits	24,267	-	-
Common stock	42,320	-	-

Supplemental disclosure:
Cash paid for interest during the year	$-	$-	$-
Cash paid for income taxes during the year	-	-	-

The accompanying notes are an integral part of these financial statements.

VERECLOUD, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIT (RESTATED)
For the period from January 1, 2007 to June 30, 2009

	Common Stock		Retained Earnings Accumulated	Total Stockholders Equity
	Shares	Amount	(Deficit)	(Deficit)

Balance at January 1, 2007	42,320,000	$42,320	$250,185	$292,505

Net Income	-	-	1,329,228	1,329,228

Balance at December 31, 2007	42,320,000	42,320	1,579,413	1,621,733

Distributions	-	-	(1,820,000)	(1,820,000)

Net Income	-	-	2,563,402	2,563,402

Balance at December 31, 2008	42,320,000	42,320	2,322,815	2,365,135

Purchase of Members' Interest	-	-	(3,609,244)	(3,609,244)

Distributions	-	-	(910,884)	(910,884)

Net Income	-	-	1,178,708	1,178,708

Balance at June 30, 2009	42,320,000	$42,320	$(1,018,605)	$(976,285)

The accompanying notes are an integral part of these financial statements.

VERECLOUD, INC.
Notes to Financial Statements
For the transition period ending June 30, 2009, and the fiscal years ending December 31, 2008 and 2007

1.  Organization

On July 19, 2007, Sage Interactive, Inc. (“Sage”) was incorporated in Nevada as a web development services company.

On August 31, 2009, Sage consummated a  share exchange with the sole member of Cadence II, LLC, a Colorado limited liability company (“Cadence II”), pursuant to which it acquired all of the membership interests of Cadence II in exchange for the issuance to the sole member of Cadence II, of 42,320,000 shares of common stock representing 92.0% of issued and outstanding common stock, as previously disclosed in the Company’s Current Report on Form 8-K, filed on September 1, 2009 (the “Share Exchange”). After the Share Exchange, the Company’s business operations consist of those of Cadence II.  The Share Exchange was treated as a merger of Sage and Cadence II, which is accounted for as a reverse acquisition with Cadence II being the acquirer for financial reporting purposes.  As such, for all disclosures referencing shares authorized, issued, outstanding, reserved for, per share amounts and other disclosures related to equity, amounts have been retroactively restated to reflect share quantities as if the exchange of Cadence II membership interest had occurred at the beginning of the periods presented as altered by the terms of the Share Exchange.  Upon the closing of the Share Exchange, the Articles of Incorporation were amended to change the name of the Company to Network Cadence, Inc. and Cadence II became a wholly owned subsidiary of Network Cadence, Inc.  On January 25, 2010, the Company instituted a forward four-for-one split of its common stock and amended its Articles of Incorporation, as amended to change the name of the Company from Network Cadence, Inc. to Verecloud, Inc. (“Verecloud” or the “Company”).

Upon completion of the Share Exchange, the operations of Sage ceased.  As a result, net assets of Sage at August 31, 2009, which were negative $13,774 and consisted of cash and web development costs ($4,326) offset by amounts owed to the former President ($18,100) were written off.

2. Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements of the Company. The financial statements and notes are representations of Company management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements. The Company has evaluated all subsequent events through February 26, 2010, the date the financial statements were issued.

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

Concentration of Credit Risk

The Company primarily sells its services to customers in the communications industry in the United States on an uncollateralized, open credit basis. For the six months ended June 30, 2009, one customer accounted for 98% of the revenue.

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Accounts Receivable

Accounts receivable include uncollateralized customer obligations due under normal trade terms and do not bear interest.

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected resulting from past due amounts from customers. There was no allowance for doubtful accounts at June 30, 2009 since the total balance of accounts receivable was collected subsequent to that date.

Revenue Recognition

For the periods covered by this Transition Report on Form 10-K, the Company derived its revenue solely from billable professional services provided to clients.  Revenue is recognized only when all of the following conditions have been met:  (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.

Property and Equipment

Equipment and furniture are carried at historical cost, net of accumulated depreciation. Depreciation is computed using straight-line methods over the estimated useful lives of the assets, ranging from three to seven years. Expenditures for repairs and maintenance which do not materially extend the useful lives of equipment and furniture are charged to operations.

Fair Value Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Research and Development

Research and development costs are expensed as incurred and consist primarily of salaries and wages associated with assessing the viability, the potential and technical requirements of the Nimbus platform.  Capitalization of software development costs commences upon the establishment of technological feasibility of the product in accordance with ASC 985 - Software.  As of June 30, 2009, no software development costs have been capitalized since technological feasibility has not yet been established.

Segment Information

Certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Significant Customers

For the six months ended June 30, 2009, the Company had a substantial business relationship with one major customer, SkyTerra.  SkyTerra accounted for 98% of the Company’s total revenue for the six months ended June 30, 2009. On November 2, 2009, SkyTerra notified the Company that they are terminating its contract.   As a result, the Company reduced its workforce by approximately 50% and revenues declined more than 90% beginning in November 2009.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC 360”).  The Company’s primary long-lived assets are property and equipment. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. For property and equipment, the Company’s assets consist primarily of computers and office equipment. The Company has compared the net book value of these assets to market-based pricing for similar used equipment. As of December 31, 2009, the depreciated value of the assets materially reflects the estimated fair value of similar used equipment in the marketplace ..

3. Recent Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the FASB, the Securities and Exchange , and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The Company has adopted the following new accounting standards during 2009:

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

Subsequent Events - In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The new guidance requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted the updated guidance for the transition period ended June 30, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for the Useful Life of Intangible Assets - In April 2008, the ASC guidance for Goodwill and Other Intangibles was updated to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under guidance for business combinations. The updated guidance was effective for the Company’s fiscal year beginning July 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Non-controlling Interests – In December 2007, the ASC guidance for Non-controlling Interests was updated to establish accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“non-controlling interest”), (ii) the amount of net income attributable to the parent and to the non-controlling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated..  If a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value.  For presentation and disclosure purposes, the guidance requires non-controlling interests (formerly referred to as minority interest) to be classified as a separate component of equity. The Company adopted the updated guidance on January 1, 2009.  The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Variable Interest Entities - In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning July 1, 2010. The Company currently is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

There were no other accounting standards and interpretations issued recently which are expected to have a material impact on the Company's financial position, operations or cash flows.

4. Restatement of Consolidated Financial Statements

The financial statements as of and for the six months ended June 30, 2009 have been restated to correct the accounting treatment previously accorded the following transaction. The unaudited financial statements and results of operations for the six months ended June 30, 2009 were previously reported in the Form 8-K filed on September 1, 2009.

On May 26, 2009, the membership interests of Pat Burke and Ann Burke, totaling 51% of Cadence II, were purchased by Cadence II pursuant to a Purchase Agreement by and among Cadence II, Pat Burke and Ann Burke, dated as of May 26, 2009, as previously disclosed as Exhibit 10.2 to the Company’s Form 8-K dated September 1, 2009. The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for Pat and Ann Burke.  The excess of the purchase price over 51% of the tangible net assets (the two members’ equity accounts) was previously accounted for as goodwill. The restated financial statements account for this amount as a repurchase of Company stock, recorded as Treasury Stock and then retired.

A summary of the changes to the financial statements is shown below. This restatement had no impact on the statement of income for the six months ended June 30, 2009:

	Previously
	Reported	Adjustment	Restated
Current assets	$1,984,671		$1,984,671
Property and equipment	72,047		72,047
Other assets	2,459,962	(2,437,177)	22,785
Total assets	$4,516,679	$(2,437,177)	$2,079,502

Current liabilities	$1,375,788		$1,375,788
Long term debt	1,680,000		1,680,000
Stockholders' equity (deficit)	1,460,892	(2,437,177)	(976,285)
Total liabilities and stockholders equity (deficit)	$4,516,679	$(2,437,177)	$2,079,502

5. Going Concern

The Company’s financial statements have been prepared on the basis of accounting principles applicable to a going concern.  However, at June 30, 2009 the Company had a stockholders' deficit and on November 2, 2009 the Company received a contract termination notice from its largest customer and expects to lose more than 90% of its revenue.  This raises substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. Based on the Company’s current business plan and projections, it will need approximately $10 million to meet its cash requirements for the next twelve months. This plan is the basis of discussion with potential investors and strategic partners.  Of this amount, approximately $4 million will be used for Nimbus development and product management, approximately $5 million for sales, marketing, working capital and administrative expenses, and $1.2 million to meet the obligations of the promissory note.  Furthermore, the Company intends to seek funding of up to $20 million to fund operations through 2011. The additional $10 million in 2011 is expected to be used to fund ongoing working capital needs for sales and marketing ($3 million), ongoing Nimbus product management and upgrade ($6 million) and overhead and other working capital net of gross margins and cash reserves ($1 million).  Since January 2010, the Company has met with several investment firms and strategic partners in the software and telecommunications industries who have expressed interest in its strategy and could be potential investors in the Company. The Company is exploring funding options that include debt financing, equity investments, co-development arrangements and strategic alliances. As of February 26, 2010, the Company has not secured any financing or commitments. Assurances cannot be given that adequate financing can be obtained to meet the Company’s capital needs. If the Company is unable to generate profits and are unable to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease operations altogether. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis to retain its current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the Company will be adversely affected and may have to cease operations.

6. Property and Equipment

Property and equipment are recorded at cost. Replacements and major improvements are capitalized while maintenance and repairs are charged to expense as incurred. Depreciation is provided using primarily straight line methods over the estimated useful lives of the related assets.

Property and equipment at June 30, 2009 and December 31, 2008 and 2007 consisted of the following:

	June 30,	December 31,	December 31,
	2009	2008	2007
Computer related	$74,928	$58,630	$36,492
Equipment and machinery	33,736	29,623	10,753
Other property and equipment	28,384	8,476	3,754
Subtotal	137,047	96,729	50,998
Accumulated depreciation	(65,000)	(36,888)	(10,119)
Net property and equipment	$72,047	$59,840	$40,879

7. Commitments and Contingencies

Consulting Agreements

The Company has entered into a variety of consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for various payments upon performance of services and are generally short-term.

Operating Leases

The Company has a lease commitment for its office facility. This lease has a monthly rental payment of approximately $11,400 at June 30, 2009 and expires in April 2010.

Long-term Employee Incentive Plan

Effective May 15, 2008, the Company entered into a Long-term Employee Incentive Plan (the “Plan”) to provide incentives to key employees by providing for bonus awards in connection with a sale of the Company. A sale of the Company is defined as (i) the transfer for value of all or substantially all of the outstanding equity interest in the Company, including pursuant to a merger, consolidation or other business combination transaction, or (ii) the sale of all or substantially all of the Company’s assets, in either case in a single transaction or series of related transactions. A sale of the Company shall not include any merger, consolidation, reorganization or similar transaction in which holders of the Company’s outstanding equity securities immediately prior to such transaction own at least a majority of the equity interest in the surviving equity immediately following such transaction. In the event of a sale of the Company, a bonus pool shall be established for the benefit of eligible participants based on the aggregate transaction consideration received with respect to such sale of the Company. The bonus pool was an amount equal to 25% of the aggregate transaction consideration. The total number of bonus units authorized for issuance under this Plan was 5,000,000, and as of December 31, 2008 and June 30, 2009, there were 2,150,000 and 2,300,000 outstanding, respectively. No liability has been recorded related to these bonus units since payment was contingent solely on the sale of the Company. Effective August 31, 2009, the Plan was terminated pursuant to its terms and all outstanding bonus units were forfeited by the Plan’s participants.

8. Related Parties

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

On May 26, 2009, the membership interests of Pat Burke and Ann Burke, totaling 51% of Cadence II, were purchased by Cadence II pursuant to a Purchase Agreement by and among Cadence II, Pat Burke and Ann Burke, dated as of May 26, 2009, as previously disclosed as Exhibit 10.2 to the Company’s Form 8-K dated September 1, 2009.  See Note 9 for more information.

9.  Purchase of Members’ Interest

On May 26, 2009, the membership interests of Pat Burke and Ann Burke, totaling 51% of Cadence II, were purchased by Cadence II pursuant to a Purchase Agreement by and among Cadence II, Pat Burke and Ann Burke, dated as of May 26, 2009, as previously disclosed as Exhibit 10.2 to the Company’s Form 8-K dated September 1, 2009. The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for Pat and Ann Burke.  The promissory note is being repaid in 10 equal quarterly installments of $280,000 plus interest thereon, beginning August 31, 2009 with a maturity date of November 30, 2011.  The promissory note bears interest at a prime rate plus 4%.    As of June 30, 2009, the outstanding principal balance was $2,800,000.

The promissory note contains a covenant which requires that the Company maintain no less than $750,000 in cash or cash equivalents beginning January 1, 2010 and until the promissory note is paid in full. Once the Company falls below $750,000, it has 90 days to restore the cash and cash equivalents to $750,000 or greater. Failure to maintain this cash requirement can accelerate full payment of the promissory note, resulting in the note balance becoming a current liability.  The Company’s cash balance fell below $750,000 on February 25, 2010.  The Company has until May 26, 2010 to restore the cash and cash equivalents balance to $750,000. If the Company is unable to obtain the necessary funding to comply with the requirements of the promissory note or repay the note, the holders of the note could accelerate the due date and, if the Company is unable to pay, foreclose on the assets of the Company as they currently hold a security interest.

A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

The following table summarizes the carrying values of the assets acquired at the date of acquisition.

At May 26, 2009

Total purchase price	3,609,244
Less members’ equity acquired	(1,172,067)

Treasury Stock	$2,437,177

The excess of the purchase price over 51% of the tangible net assets (the two members’ equity accounts) was accounted for as a repurchase of Company stock, recorded as Treasury Stock and then retired.

10.  Capital Stock

The Company’s Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value.   On January 25, 2010, we conducted a four-for-one forward split of our common stock, in which each share of our issued and outstanding common stock as of January 25, 2010 was converted into four shares of common stock.  Accordingly, all share amounts referenced herein are calculated on a post-split basis notwithstanding that certain grants or issuances were made prior to the date of the forward split.  As of February 26, 2010, there were 48,278,000 shares of common stock and no issued and outstanding shares of preferred stock. See Note 1 for additional information regarding capital stock.

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

11. Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of February 26, 2010, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

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

As of February 26, 2010, 240,000 shares have been awarded as restricted stock to those employees of the Company put on furlough as a result of the termination of the SkyTerra contract.  Each restricted stock award will vest evenly on the first day of each third month over a two-year period commencing on November 1, 2009, provided that the employee has been re-instated to a full-time position at the Company on or before July 1, 2010.   A restricted stock award becomes fully vested if the employee dies while actively employed or upon a change in control of the Company followed by termination of the employee’s employment within 12 months of such change in control.

As of February 26, 2010, options to purchase 6,485,000 shares of common stock have been issued under the Incentive Plan.  In general, each option vests evenly on the last day of each fiscal quarter, based on a three year period commencing upon the employee’s original date-of-hire. As of February 26, 2010, options to purchase 3,589,583 shares of common stock have vested.

The following table summarizes the activity under the Company’s stock option plans (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding as of June 30, 2009	-		$–
Granted	6,485,000	.07
Exercised	-	-
Canceled	-	-

Outstanding as of December 31, 2009	6,485,000	$.07	$-

(1)	Amounts represent the difference between the exercise price and the fair market value of common stock at each period end for all in the money options outstanding.

12. Income Taxes

No provision for income tax has been provided in the financial statements since, for the period covered by these financial statements, the Company elected to be taxed as a partnership, whereby all income or losses flow through to the partner for income tax reporting purposes. As of June 30, 2009, the Company was on the cash basis of accounting for income tax purposes.

As a result of the Share Exchange on August 31, 2009, the Company became a “C” corporation. Effective August 31, 2009, Cadence II became a wholly owned subsidiary of Verecloud, Inc. through the Share Exchange. Cadence II was a pass-through entity for U.S. federal income tax purposes prior to the Share Exchange and U.S. federal, state, and local income taxes were not provided for this entity as it was not a taxable entity. Limited liability company members are required to report their share of our taxable income on their respective income tax returns. As a result of the Share Exchange, the Company will be subject to corporate U.S. federal, state, and local taxes beginning in September 2009.

In accordance with Article 11 of Regulation S-X, proforma tax and net income per share amounts have been disclosed on the statement of operation to reflect the tax impacts as if the Company were a corporation for all of the periods covered by this report.

13. Subsequent Events

On August 31, 2009, Sage consummated a  share exchange with the sole member of Cadence II, LLC, a Colorado limited liability company (“Cadence II”), pursuant to which it acquired all of the membership interests of Cadence II in exchange for the issuance to the sole member of Cadence II, of 42,320,000 shares of common stock representing 92.0% of issued and outstanding common stock, as previously disclosed in the Company’s Current Report on Form 8-K, filed on September 1, 2009 (the “Share Exchange”). After the Share Exchange, the Company’s business operations consist of those of Cadence II.  The Share Exchange was treated as a merger of Sage and Cadence II, which is accounted for as a reverse acquisition with Cadence II being the acquirer for financial reporting purposes.  As such, for all disclosures referencing shares authorized, issued, outstanding, reserved for, per share amounts and other disclosures related to equity, amounts have been retroactively restated to reflect share quantities as if the exchange of Cadence II membership interest had occurred at the beginning of the periods presented as altered by the terms of the Share Exchange.  Upon the closing of the Share Exchange, the Articles of Incorporation were amended to change the name of the Company to Network Cadence, Inc. and Cadence II became a wholly owned subsidiary of Network Cadence, Inc.  On January 25, 2010, the Company instituted a forward four-for-one split of its common stock and amended its Articles of Incorporation, as amended to change the name of the Company from Network Cadence, Inc. to Verecloud, Inc. (“Verecloud” or the “Company”).

On September 15, 2009, the Company signed a consulting agreement with Capital Group Communications, Inc. (“CGC”), pursuant to which CGC agreed to provide investor relations services including representing the Company in investors' communications and public relations with existing shareholders, brokers, dealers and other for a 14-month period once the company is publicly traded.  Pursuant to the terms of the consulting agreement, the Company agreed to compensate CGC with the issuance of 1,380,000 shares of restricted common stock. The fair market value of these services is estimated at $98,000 and, upon issuance of the shares, has been reflected in the operating expenses subsequent to June 30, 2009 and for the six months ended December 31, 2009 since the shares issued are non-refundable if the agreement is terminated and compensation is not based on future services. CGC is not a registered broker-dealer.

On November 2, 2009, the Company received a contract termination notice from its largest customer, SkyTerra.  As a result, it is expected to lose more than 90% of its revenue, effective November 2, 2009.

On December 3, 2009, the Company’s board of directors approved the change in the Company’s fiscal year end from December 31 to June 30.

The promissory note issued in connection with the Purchase Agreement contains a covenant which requires that theCompany maintain no less than $750,000 in cash or cash equivalents beginning January 1, 2010 and until the promissory note is paid in full. Once the Company falls below $750,000, it has 90 days to restore the cash and cash equivalents to $750,000 or greater. Failure to maintain this cash requirement can accelerate full payment of the promissory note, resulting in the note balance becoming a current liability. The Company’s cash balance fell below $750,000 on February 25, 2010. The Company has until May 26, 2010 to restore the cash and cash equivalents balance to $750,000. If the Company is unable to obtain the necessary funding to comply with the requirements of the promissory note or repay the note, the holders of the note could accelerate the due date and, if the Company is unable to pay, foreclose on the assets of the Company as they currently hold a security interest.

Effective January 25, 2010, the Company instituted a four-for-one forward split of the issued and outstanding shares of the Company’s common stock, par value $0.001, pursuant to which one share of the Company’s issued and outstanding common stock was converted into four shares of common stock.

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

As of February 26, 2010, 240,000 shares have been awarded as restricted stock to those employees of the Company put on furlough as a result of the termination of the SkyTerra contract.  Each restricted stock award will vest evenly on the first day of each third month over a two-year period commencing on November 1, 2009, provided that the employee has been re-instated to full-time positions at the Company on or before July 1, 2010. A restricted stock award becomes fully vested if the employee dies while actively employed or upon a change in control of the Company followed by a termination of the employee’s employment within 12 months of such change in control.

On February 24, 2010, the Company issued 898,000 restricted shares of its common stock to various consultants of the Company for services rendered in lieu of cash payments.  Specifically, the Company issued 400,000 shares of common stock to Elevation Strategies, LLC, an entity controlled by the Company’s chief financial officer, Jim Buckley, for chief financial officer services rendered to the Company in lieu of cash payments.  The Company issued 400,000 shares to ReD Consultants (“ReD”) in lieu of a cash payment.  ReD is assisting the Company with product development.  The Company issued 70,000 shares to George Moore, a consultant of the Company for business development services in lieu of cash payment.  Finally, the Company issued 28,000 shares of common stock to VisiTech for public relations representation in lieu of cash payment.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our chief executive and chief financial officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive and chief financial officers concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management, including our chief executive and chief financial officers are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our management, with the participation of our chief executive and chief financial officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of our chief executive and chief financial officer, concluded that, as of June 30, 2009, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies. (1) Verecloud has not properly segregated duties as one individual initiates, authorizes, and completes all transactions. Verecloud has not implemented measures that would prevent the individual from overriding the internal control system. Verecloud does not believe that this control deficiency has resulted in deficient financial reporting because the chief financial officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports. (2) Verecloud has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.  This material weakness was first discovered by the Company’s chief financial officer at the time of the Share Exchange.  Currently, the Company is discussing the implementation of a remediation plan and will implement such a plan when resources allow.

Accordingly, while Verecloud has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.

This Transition Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Transition Report on Form 10-K.

(b) Changes in Internal Control over Financial Reporting. During the period covered by this Transition Report on Form 10-K, there were no changes Verecloud’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, Verecloud’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

Our Directors and Executive Officers

Name	Age	Position

John McCawley	43	President, Chief Executive Officer and Director
Mark Faris	55	Executive Vice President – Business Development, Chairman of the Board and Director
Jim Buckley	49	Chief Financial Officer
Mike Cookson	47	Chief Operating Officer
Bill Perkins	42	Chief Technology Officer

John McCawley has been President, Chief Executive Officer and Director of Verecloud since August 31, 2009. He co-founded Verecloud in March 2006 and has more than 12 years of experience as software developer, designer and architect for projects in the areas of finance and telecommunications. Prior to joining Verecloud, Mr. McCawley founded GatheringPoint Networks LLC, a national VoIP reseller. Mr. McCawley acted as President and Managing Member of GatheringPoint Networks, LLC from its founding in 2004 to January 2006. Mr. McCawley was also Founder and Senior Partner for Parocon Consulting Group, where he successfully developed a national IT consulting firm whose clients includes Fortune 500 clients such as SprintPCS, Echostar, Qwest and Level(3). Mr. McCawley received his MS in Information Systems from the University of Colorado at Denver and holds a BS in Finance and Economics from the University of Wyoming.

Mark Faris, our Executive Vice President – Business Development, Chairman of the Board and Director, joined Verecloud in February 2009. Prior to joining Verecloud, from January 2007 to March 2009, Mr. Faris was a Partner at Invisible Towers, a US wireless tower provider. Prior to his work with Invisible Towers, from September 2005 to January 2007, Mr. Faris served as the Chief Operating Officer for Mobile Satellite Ventures, a hybrid satellite and terrestrial communications provider. Prior to his time at Mobile Satellite Ventures, from April 2001 to September 2005, Mr. Faris served as a Senior Vice President of Network Services for XO Communications, a leading provider of voice, data, VoIP management services. Mr. Faris is a veteran of the telecommunications industry who has worked for both large corporate entities and small entrepreneurial ventures over a 30 year period. Mr. Faris spent 24 years with Southwestern Bell Telephone Company (now AT&T Corporation) in a wide variety of assignments including time as Vice President-Engineering/Operations. He has also served as President and Chief Operating Officer of BlueStar Communications, Chief Operating Officer for Gemini Networks. Mr. Faris received his BBA in Business from Texas Tech and is a graduate of the Yale University Executive Management Program.

Jim Buckley has been our Chief Financial Officer since August 2009. He has over 25 years of diverse financial experience in corporate and operational finance, business development and strategy. His industry focus has been in cable and telecommunications.  From October 2008 to July 2009, Mr. Buckley provided part time financial and strategic support to the Company in addition to his role as Principal at Elevation Strategies, LLC, a provider of contract finance and CFO services.  From January 2008 to October 2008, Mr. Buckley served as Vice President – Strategy for Qwest Communications with a focus on long range planning and strategic initiatives within the Company.  From August 2006 to December 2007, Mr. Buckley provided contract finance and CFO services for major cable and telecom providers in the US.  From February 2003 to July 2006, Mr. Buckley served as Vice President-Finance at Adelphia Communications. He has worked for Fortune 100 companies (MediaOne and US WEST) as well as startup ventures in technology and media. Mr. Buckley is also a CPA and began his career at Coopers & Lybrand. Mr. Buckley received his MS in Management from Purdue University and his BS in Accounting from the University of Colorado at Boulder. Mr. Buckley is employed on a consulting basis and does not devote his full time to Verecloud.

Mike Cookson joined Verecloud in August 2007. Mr. Cookson has more than 25 years of operational experience in Fortune 10, mid-size, and start-up technology organizations. From February 2004 through August 2007, Mr. Cookson held a variety of director-level positions at Ariba (ARBA), the leading provider of Spend Management Solutions, including responsibilities in Global Processes and Planning and in leading the program to transform operational processes from a CD-based solution to a new Software-as-a-Service offering. Prior to that Mr. Cookson was director of IT and Strategic Alliances at Alliente, a divesture of Hewlett Packard and Agilent Technologies. Mr. Cookson’s operational responsibilities also include over 16 years of experience at Hewlett Packard (HP) and Agilent Technologies (A) in a variety of managerial roles including Section Manager of Indirect Procurement Systems and Processes, Global Manager for SAP Infrastructure, and Americas SAP Finance Program Manager. Mr. Cookson received his BS in Business with a concentration in Information Systems from Colorado State University in 1984.

Bill Perkins joined Verecloud in May 2007. From May 2006 to May 2007, he worked as a consultant to Verecloud.  Prior to his service at Verecloud, from December 2004 through August 2006, Mr. Perkins was president of HomeFlyers Inc., a technology driven advertising company where his roles ranged from software development to business expansion. Mr. Perkins received his MS in Computer Science from the University of Tennessee and holds a BS in Computer Science with a minor in Economics from the Central Connecticut State University.

Family Relationships

None.

Indemnification of Directors

Under our Bylaws, we indemnify a director or officer of the Company against liability and advance the costs of defending any such person against liability, provided (i) the director or officer was acting on our behalf in his official capacity as a director or officer, and (ii) such director or officer conducted himself in good faith and believed his conduct was in, or not opposed to, our best interests (or in the case of any criminal proceeding, that he had no reasonable cause to believe his conduct was unlawful). We may not indemnify a director or officer, however, if such director or officer is adjudged liable to us, or if the director or officer is adjudged to have derived an improper personal benefit.

Indemnification permitted by these provisions is limited to reasonable expenses incurred in connection with the proceeding upon which liability is predicated, which includes the amount of any such liability actually imposed.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act, requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC.  Officers, directors and 10% shareholders are charged by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely upon our review of the copies of such forms received by us, we believe that during the six months ended June 30, 2009, all filing requirements applicable to our executive officers, directors and 10% shareholders were fulfilled.

Code of Ethics

We do not currently have a Code of Ethics in place for the Company.  Our business operations are not complex and we have a very limited shareholder base.  The Company seeks advice and counsel from outside experts such as our lawyers on matters relating to corporate governance.  We recognize that adopting a Code of Ethics would be a valuable addition to our corporate structure and plan to do so in 2010.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us during 2008 and 2009 in all capacities.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)

John McCawley,	2008	$290,870	$0	$290,870
Chief Technology Officer (1)	2009	$240,000	$0	$240,000

Pat Burke, CEO (2)	2008	$192,940		$192,940
	2009	$110,000	$0	$110,000

Bill Perkins, VP	2008	$162,000	$7,000	$169,000
Chief Technology Officer (3)	2009	$170,050	$0	$170,050

Mike Cookson,	2008	$129,172	$17,000	$146,172
Chief Operating Officer (4)	2009	$158,875	$0	$158,875

(1)
Mr. McCawley became President and Chief Executive Officer of the Company in August 2009.   Prior to serving as Chief Executive Officer, Mr. McCawley served as Chief Technology Officer of Cadence II since its founding in 2006.  The historical compensation set forth above is payment received as Chief Technology Officer of Cadence II.  In addition, Mr. McCawley serves as a Director and receives no compensation for this service.

(2)
Mr. Burke is the former Chief Executive Officer of Cadence II.  The historical compensation set forth above is for payment received as Chief Executive Officer of Cadence II, a position which he held until May 2009.

(3)	Mr. Perkins became Chief Technology Officer in January 2010. The historical compensation set forth above is for payment Mr. Perkins received as an employee of Cadence II.
(4)	Mr. Cookson became Chief Operating Officer in August 2009. The historical compensation set forth above is for payment Mr. Cookson received as an employee of Cadence II.

Compensation Disclosure and Analysis

Our compensation program for the named executive officers consists of base salary, equity in the form of stock options, and a discretionary bonus. There is no retirement plan, long-term incentive plan or other such plans. The base salary we provide is intended to equitably compensate the named executive officers based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience.

 Base Salary

Our named executive officers receive base salaries commensurate with their roles and responsibilities.  We have no applicable employment agreements.  We have no applicable employment agreements with any of our executive officers.  Base salaries and subsequent adjustments, if any, are reviewed and approved by our board of directors annually, based on independent evaluations of each executive’s performance for the prior year, expertise and position, and objective sources such as PayScale.com.  The base salaries paid to our named executives in 2009 and 2008 are reflected in the Summary Compensation Table above.

Stock-Based Awards

Our named executive officers are eligible to receive options to purchase common stock pursuant to the Verecloud 2009 Equity Incentive Plan, which our board of directors approved on October 27, 2009.  These option grants are based upon numerous factors including a combination of performance and relative value of different job types.  In addition, the board of directors believes that stock-based awards, based upon individual performance, will maximize shareholder value through incentivizing the Company’s named executive officers and retaining them through multi-year vesting periods.  As of February 26, 2010, there have been options to purchase 3,490,000 shares of the common stock issued to our named executive officers of which, 2,121,664 vested on December 31, 2009.

Unit Bonus Plan

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

Retention Bonus Agreements

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

Retirement Benefits

Currently, we do not provide any company sponsored retirement benefits to any employee, including the named executive officers.

Perquisites

Historically, we have not provided our named executive officers with any perquisites or other personal benefits. We do not view perquisites as a significant element of our compensation structure, but do believe that perquisites can be useful in attracting, motivating and retaining the executive talent for which we compete. It is expected that our historical practices regarding perquisites will continue and will be subject to periodic review by our by our board of directors.

Outstanding Equity Awards at February 26, 2010

As of February 26, 2010, there are 3,890,000 issued or outstanding equity awards granted to our named executive officers.

Director Compensation

None of our directors receives any compensation for serving as such director, for serving on committees of the board of directors, or for special assignments.  As of the date of this Transition Report on Form 10-K, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Employment Agreements

None.

Compensation Committee Interlocks and Insider Participation

During the six months ended June 30, 2009, the Company did not have a Compensation Committee.   During the six months ended June 30, 2009, no deliberations concerning executive officer compensation took place.

During the six months ended June 30, 2009:

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

Compensation Committee Report

Our board of directors reviewed and discussed the Compensation Disclosure and Analysis contained in this transition report on Form 10-K with management.  Based on that review and discussion, the board of directors recommended that the Compensation Disclosure and Analysis be included in this Transition Report on Form 10-K.

This report is provided by the Board of Directors:

John McCawley
Mark Faris

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our common stock based on 52,391,303(1) issued and outstanding shares of common stock as of February 26, 2010 by:

▪	each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;

•	each executive officer;

•	each director; and

•	all of the executive officers and directors as a group.

(1) This number of shares of common stock does not reflect shares of common stock authorized and reserved for future issuance under the Company’s equity incentive plan or the amount of presently outstanding, unvested options to acquire common stock or restricted shares issued under such equity incentive plan.  However, this amount assumes the exercise of all vested options outstanding under the Company’s equity incentive plan within 60-days of the date of this Transition Report on Form 10-K.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Verecloud, Inc. 6560 South Greenwood Plaza Boulevard, Number 400 Englewood, Colorado 80111.

Name and Address of Beneficial Owner	Beneficially Owned		Percent of Class Beneficially Owned
Directors and Executive Officers

John McCawley, President, Chief Executive Officer and Director	42,320,000		80.8%

Pat Burke, Former Chief Executive Officer 7026 S. Magnolia Circle Centennial, Colorado 80112	0		0.0%

Jim Buckley, Chief Financial Officer	400,000		0.8%

Mark Faris, Executive Vice President of Business Development, Director and Chairman of the Board	591,664	(2)	1.1%

Bill Perkins, Chief Technology Officer	1,054,164	(2)	2.0%

Mike Cookson, Chief Operating Officer	766,664	(2)	1.5%

Officers and Directors as a Group	45,132,492	(2)	86.1%
(total of 6 persons)

(2) This amount reflects options to purchase the Company’s common stock which vested on December 31, 2009 and are scheduled to vest on March 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of February 26, 2010, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

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

On October 27, 2009, the board of directors of the Company adopted the Incentive Plan. The Company expects to submit the Incentive Plan for approval by its stockholders at the next annual meeting of the Company’s stockholders. The Company’s board of directors will administer the Incentive Plan until the board of directors delegates the administration to a committee of the board of directors.

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

As of February 26, 2010, 240,000 shares have been awarded as restricted stock to those employees of the Company put on furlough as a result of the termination of the SkyTerra contract.  Each restricted stock award will vest evenly on the first day of each third month over a two-year period commencing on November 1, 2009, provided that the employee has been re-instated to a full-time position at the Company on or before July 1, 2010.   A restricted stock award becomes fully vested if the employee dies while actively employed or upon a change in control of the Company followed by termination of the employee’s employment within 12 months of such change in control.

As of February 26, 2010, options to purchase 6,485,000 shares of common stock have been issued under the Incentive Plan.  In general, each option vests evenly on the last day of each fiscal quarter, based on a three year period commencing upon the employee’s original date-of-hire. As of February 26, 2010, options to purchase 3,589,583 shares of common stock have vested.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Parties

The Company has not adopted formal policies and procedures for the review, approval or ratification of related party transactions with its executive officers, directors and significant stockholders.  However, all material related party transactions for the periods covered by this report have been disclosed and such transactions will, on a going-forward basis, be subject to the review, approval or ratification of the board of directors or an appropriate committee thereof.

On May 26, 2009, the membership interests of Pat Burke and Ann Burke totaling 51% of Cadence II were purchased by Cadence II pursuant to a Purchase Agreement by and among Cadence II, Pat Burke and Ann Burke dated as of May 26, 2009, as previously disclosed in the Company’s Form 8-K, filed on September 1, 2009. The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for the two members. The note is being repaid in 10 equal quarterly installments of $280,000 plus interest thereon, beginning August 31, 2009 with a maturity date of November 30, 2011. The note bears interest at the prime rate plus 4%.   The outstanding principal balance as of February 26, 2010 was $1,960,000.

The excess of the purchase price over 51% of the tangible net assets (the two members’ equity accounts) was accounted for as a repurchase of Company stock, recorded as Treasury Stock and then retired.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors has appointed Schumacher & Associates, Inc. as our independent accountants to perform the audit for the six months ended June 30, 2009. The board reviews and approves audit and permissible non-audit services as well as the fees charged for such services. In its review of non-audit service fees, the board of directors will consider whether the provision of such services is compatible with maintaining Schumacher & Associate’s independence.

The following table sets forth fees billed by our principal accounting firm of Schumacher & Associates, Inc. for the six months ended June 30, 2009:

2009

Audit Fees	$7,700
Audit Related Fees	0
Tax Fees	0
All Other Fees	0

Total Fees	$7,700

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

See Index to Financial Statements and Supplemental Data at page 21.

(b)  Exhibits

2.1
Share Exchange Agreement among Cadence II, LLC, Sage Interactive, Inc. and John McCawley dated as of August 31, 2009 (filed as Exhibit 2.1 to the Company's Form 8-K on September 1, 2009 and incorporated by reference herein).

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q/A on February 17, 2010 and incorporated by reference herein).
3.2	Bylaws (filed as Exhibit 3.2 to the Company's Form 10-SB on October 30, 2007 and incorporated by reference herein).
10.1	Network Cadence, Inc. 2009 Equity Incentive Plan, dated as of October 31, 2009 (filed as Exhibit 10.1 to the Company's Form 8-K on November 2, 2009 and incorporated by reference herein).
10.2
Purchase Agreement by and among Cadence II, LLC, Pat Burke and Ann Burke dated as of May 26, 2009 (filed as Exhibit 10.2 to the Company's Form 8-K on September 1, 2009, and incorporated by reference herein).

10.3	Promissory Note dated as of May 26, 2009 (filed as Exhibit 10.3 to the Company's Form 8-K on September 1, 2009, and incorporated by reference herein).
10.4	Verecloud, Inc. 2009 Equity Incentive Plan, dated as of October 27, 2009.
10.5
Services Agreement made as of May 26, 2006 by and between Mobile Satellite Ventures LP and Cadence LLC (and amendments 1-4 thereto) filed as Exhibit 10.1 to the Company's Form 8-K on September 1, 2009 and incorporated by reference herein).

10.6	Unit Bonus Plan dated January 27, 2010 (filed as Exhibit 10.1 to the Company's Form 8-K on January 29, 2010 and incorporated by reference herein).
10.7
Retention Bonus Agreement by and between the Company and Daniel Vacanti dated January 27, 2010 (filed as Exhibit 10.2 to the Company's Form 8-K on January 29, 2010 and incorporated by reference herein).

10.8
Retention Bonus Agreement by and between the Company and Lynn Schlemeyer dated January 27, 2010 (filed as Exhibit 10.3 to the Company's Form 8-K on January 29, 2010 and incorporated by reference herein).

10.9	Retention Bonus Agreement by and between the Company and Mark Faris dated January 27, 2010 (filed as Exhibit 10.4 to the Company's Form 8-K on January 29, 2010 and incorporated by reference herein).
10.10	Retention Bonus Agreement by and between the Company and Mike Cookson dated January 27, 2010 (filed as Exhibit 10.5 to the Company's Form 8-K on January 29, 2010 and incorporated by reference herein).
10.11
Retention Bonus Agreement by and between the Company and William Perkins dated January 27, 2010 (filed as Exhibit 10.6 to the Company's Form 8-K on January 29, 2010 and incorporated by reference herein).

31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code furnished herewith.
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERECLOUD, INC.
By:	/s/ John McCawley
John McCawley Chief Executive Officer of Verecloud, Inc. Dated: February 26, 2010

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
Mark W. Faris Director

Exhibit List

2.1
Share Exchange Agreement among Cadence II, LLC, Sage Interactive, Inc. and John McCawley dated as of August 31, 2009 (filed as Exhibit 2.1 to the Company's Form 8-K on September 1, 2009 and incorporated by reference herein).

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q/A on February 17, 2010 and incorporated by reference herein).
3.2	Bylaws (filed as Exhibit 3.2 to the Company's Form 10-SB on October 30, 2007 and incorporated by reference herein).
10.1	Network Cadence, Inc. 2009 Equity Incentive Plan, dated as of October 31, 2009 (filed as Exhibit 10.1 to the Company's Form 8-K on November 2, 2009 and incorporated by reference herein).
10.2
Purchase Agreement by and among Cadence II, LLC, Pat Burke and Ann Burke dated as of May 26, 2009 (filed as Exhibit 10.2 to the Company's Form 8-K on September 1, 2009, and incorporated by reference herein).

10.3	Promissory Note dated as of May 26, 2009 (filed as Exhibit 10.3 to the Company's Form 8-K on September 1, 2009, and incorporated by reference herein).
10.4	Verecloud, Inc. 2009 Equity Incentive Plan, dated as of October 27, 2009.
10.5
Services Agreement made as of May 26, 2006 by and between Mobile Satellite Ventures LP and Cadence LLC (and amendments 1-4 thereto) filed as Exhibit 10.1 to the Company's Form 8-K on September 1, 2009 and incorporated by reference herein).

10.6	Unit Bonus Plan dated January 27, 2010 (filed as Exhibit 10.1 to the Company's Form 8-K on January 29, 2010 and incorporated by reference herein).
10.7
Retention Bonus Agreement by and between the Company and Daniel Vacanti dated January 27, 2010 (filed as Exhibit 10.2 to the Company's Form 8-K on January 29, 2010 and incorporated by reference herein).

10.8
Retention Bonus Agreement by and between the Company and Lynn Schlemeyer dated January 27, 2010 (filed as Exhibit 10.3 to the Company's Form 8-K on January 29, 2010 and incorporated by reference herein).

10.9	Retention Bonus Agreement by and between the Company and Mark Faris dated January 27, 2010 (filed as Exhibit 10.4 to the Company's Form 8-K on January 29, 2010 and incorporated by reference herein).
10.10	Retention Bonus Agreement by and between the Company and Mike Cookson dated January 27, 2010 (filed as Exhibit 10.5 to the Company's Form 8-K on January 29, 2010 and incorporated by reference herein).
10.11
Retention Bonus Agreement by and between the Company and William Perkins dated January 27, 2010 (filed as Exhibit 10.6 to the Company's Form 8-K on January 29, 2010 and incorporated by reference herein).

31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code furnished herewith.
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code furnished herewith.