Form 10-K/A
period 2009-07-31
Verecloud, Inc.
filed 2010-03-17
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 2)

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

As of November 2, 2009, the Company had 11,845,000 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Verecloud, Inc., formerly known as Sage Ineteractive, Inc. (the “Company”), for the fiscal year ended July 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on November 5, 2009 (the “Original Annual Report”), as amended. The sole purpose of this Amendment is to amend and restate Item 9A(T) of the Original Annual Report.  Accordingly, Item 9A(T) is replaced in its entirety with the information provided herein. We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer, and Exhibit 31.2, Section 302 Certification – Principal Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). As permitted by, and in accordance with SEC staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a)        Evaluation of Disclosure Controls and Procedures. Our current chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

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

Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one individual initiates, authorizes and completes all transactions. The Company has not implemented measures that would prevent the individual from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because our chief financial officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.   This material weakness was first discovered by the Company’s chief financial officer at the time of the share exchange with Sage Interactive, Inc.  Currently, the Company is discussing a remediation plan and will implement such a plan when resources allow.

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
John McCawley Chief Executive Officer of Verecloud, Inc. Dated: March 17, 2010

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