Form 10-Q/A
period 2009-12-31
Verecloud, Inc.
filed 2010-03-17
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 2 to Form 10-Q/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 16, 2010, there were 47,380,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Table of Contents

VERECLOUD, INC.

FORM 10-Q for the Quarter Ended December 31, 2009

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Verecloud, Inc. (the “Company”), as amended, for the three and six months ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on February 16, 2010 (the “Original Quarterly Report”).  This Amendment amends the Original Quarterly Report in the following respects:  (i) amends and restates the financial statements as of and for the six months ended December 31, 2009, and (ii) amends and restates Item 4 of the Original Quarterly Report.  Accordingly, Item 4 is replaced in its entirety with the information provided herein and the following sections of the Original Quarterly have been revised to reflect the restatement: Part I – Item 1 – Financial Statements and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Subsequent to the initial filing of this Amendment, the Company completed the audit of its financial statements for the six months ended June 30, 2009 and filed a Transition Report on Form 10-K on March 1, 2010. As a result, the balance sheet as of June 30, 2009 is now reflected as audited.  Therefore, the financial information in the Original Quarterly Report should not be relied upon. We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer, Exhibit 31.2, Section 302 Certification – Principal Financial Officer and Exhibit 32.1, Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 of the Securities and Exchange Act of 1934.

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

On May 26, 2009, the membership interests of Pat Burke and Ann Burke, totaling 51% of Cadence II, were purchased by Cadence II pursuant to a purchase agreement by and among Cadence II, Pat Burke and Ann Burke, dated as of May 26, 2009, as previously disclosed as Exhibit 10.2 to the Company’s Form 8-K dated September 1, 2009. The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for Pat and Ann Burke. The excess of the purchase price over 51% of the tangible net assets (the two members’ equity accounts) of $2,437,177 was previously accounted for as goodwill. Subsequent to June 30, 2009, the goodwill balance of $2,437,177 was fully impaired due to substantial doubt about the Company’s ability to continue as a going concern described below. The restated financial statements account for this amount as a repurchase of Company stock, recorded as treasury stock and then retired. As a result, the goodwill impairment of $2,437,177 that was booked to operating expenses has been removed.

A summary of the changes to the financial statements for the six months ended December 31, 2009 is shown below. This restatement had no impact on the balance sheets or statements of cash flow for the six months ended December 31, 2009. In addition, this restatement had no impact on the financial statements for the three months ended December 31, 2009:

	Six months ended December 31, 2009
	(unaudited)
	Previously Reported	Adjustment	Restated
Revenue	$4,866,153		$4,866,153
Cost of goods sold	2,169,536		2,169,536
Gross margin	2,696,616	-	2,696,616
Operating expenses	4,259,374	(2,437,177)	1,822,197
Operating income	(1,562,758)	2,437,177	874,419
Other income (expense)	(93,731)		(93,731)
Pretax income (loss)	(1,656,488)	2,437,177	780,689
Income tax expense	64,310	-	64,310
Net income (loss)	$(1,720,798)	$2,437,177	$716,379

A summary of the changes to the balance sheets as of June 30, 2009 is shown below:

	Previously
	Reported	Adjustment	Restated
Current assets	$1,984,671		$1,984,671
Property and equipment	72,047		72,047
Other assets	2,459,962	(2,437,177)	22,785
Total assets	$4,516,679	$(2,437,177)	$2,079,502

Current liabilities	$1,375,788		$1,375,788
Long term debt	1,680,000		1,680,000
Stockholders' equity (deficit)	1,460,892	(2,437,177)	(976,285)
Total liabilities and stockholders’ equity (deficit)	$4,516,679	$(2,437,177)	$2,079,502

PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Verecloud, Inc.
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2009	2009
	Unaudited	Restated
ASSETS

Current assets
Cash	$1,519,911	$540,479
Accounts receivable	277,557	1,372,860
Other current assets	64,731	71,331
Total current assets	1,862,199	1,984,671

Property and equipment
Computer related	87,655	74,928
Equipment and machinery	36,255	33,736
Other property and equipment	31,330	28,384
Subtotal	155,240	137,047
Accumulated depreciation	(76,921)	(65,000)
Net property and equipment	78,319	72,047

Other assets
Security deposits	22,785	22,785
Total other assets	22,785	22,785
Total assets	$1,963,302	$2,079,502

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$93,663	$178,519
Current portion of long term debt	1,120,000	1,120,000
Income taxes payable	644,215	-
Accrued liabilities	54,729	77,269
Total current liabilities	1,912,606	1,375,788

Long term debt	1,120,000	1,680,000

Total liabilities	3,032,606	3,055,788

Commitments and contingencies (Notes 1,2,3,5,6,7,8,9,10)

Stockholders' equity (deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized:	-	-
No shares issued or outstanding
Common stock - $0.001 par value, 100,000,000 shares authorized:	47,380	42,320
47,380,000 and 42,320,000 shares issued and outstanding, respectively
Additional paid-in capital	272,447	-
Retained earnings (accumulated deficit)	(1,389,132)	(1,018,605)
Total stockholders' equity (deficit)	(1,069,304)	(976,285)

Total liabilities and stockholders' equity (deficit)	$1,963,302	$2,079,502

The accompanying notes are integral parts of these unaudited financial statements.

Verecloud, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,		December 31,
	2009	2008	2009		2008
			Restated
Revenue	$1,367,131	$1,955,976	$4,866,153		$3,992,264

Cost of goods sold	511,363	958,669	2,169,536		1,917,492

Gross profit	855,768	997,307	2,696,616		2,074,772

Operating expenses
Salary and wages (1)	612,867	132,486	822,285		242,724
Recruiting and hiring expense	18,717	14,866	47,316		31,544
Consulting expense	66,263	30,000	91,538		45,250
Marketing expense	128,165	97,188	388,295		163,709
Rent	34,416	27,270	70,442		68,363
Legal and accounting	112,369	19,617	252,310		34,257
Office expense	30,703	4,651	23,308		6,816
Travel and entertainment	15,303	9,609	44,517		13,010
Insurance	4,643	(139)	9,203		5,775
Information technology	1,127	10,959	29,742		21,885
Equipment rental	762	622	1,429		1,029
Utilities	5,129	5,444	10,699		10,437
Depreciation	-	6,832	11,921		13,384
Dues and subscriptions	6,390	3,227	12,633		5,533
Other	1,011	106	6,561		275
Total operating expenses	1,037,864	362,737	1,822,197		663,990

Operating income (loss)	(182,096)	634,570	874,419		1,410,783

Other income (expense)
Interest income	2,570	5,786	2,643		13,484
Interest (expense)	(44,327)	428	(96,374)		428
Other	-	184	-		184
Total other income (expense)	(41,757)	6,399	(93,731)		14,097

Pretax income (loss)	(223,852)	640,968	780,689		1,424,879

Income tax expense (benefit)	(34,128)	-	64,310		-

Net income (loss)	$(189,724)	$640,968	$716,379		$1,424,879

Net income (loss) per common share	$(0.00)	$0.01	$0.02		$0.03
(Basic and Diluted)

Basic weighted average common shares	47,380,000	47,380,000	45,580,219		42,320,000
outstanding

Fully diluted weighted average common	48,812,935	47,380,000	46,316,	995	42,320,000
shares outstanding

Proforma Statistics (2)
Income tax expense (benefit)	$(34,128)	$246,773	$300,565		$548,579
Net income (loss)	$(189,724)	$394,196	$480,123		$876,301
Net income (loss) per common share	$(0.00)	$0.01	$0.01		$0.02
(Basic and Diluted)

(1) Includes stock-based compensation as follows:
Salary and wages	$175,827	$-	$175,827		$-

(2) Proforma as if the Share Exchange occurred at the beginning of the periods reflected in the above statement of operations. See Note 1 to the financial statements.

The accompanying notes are integral parts of these unaudited financial statements.

  Verecloud, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)

	Restated Six Months Ended
	December 31,	December 31,
Operating Activities	2009	2008
Net Income	$716,379	$1,424,879
Adjustments to reconcile net income to
net cash from operations
Depreciation and amortization	11,921	13,384
Stock for services	98,000	-
Stock-based compensation	175,827	-

Change in assets and liabilities
Accounts receivable	1,095,303	(300,086)
Other current assets	6,600	(54,368)
Accounts payable	(84,856)	(101,277)
Income taxes payable	64,310	-
Other current liabilities	(19,237)	(171,680)
Net cash from operating activities	2,064,247	810,852

Investing Activities
Purchase of computer related	(12,727)	(7,187)
Purchase of equipment and machinery	(2,520)	(14,570)
Purchase of other property and equipment	(2,946)	-
Net cash (used in) investing activities	(18,193)	(21,757)

Financing Activities
Paydowns on note payable	(560,000)	-
Members distributions	(506,623)	(1,020,000)
Net cash (used in) financing activities	(1,066,623)	(1,020,000)

Increase (decrease) in cash for period	$979,431	$(230,905)
Cash at beginning of period	540,479	1,670,671
Cash at end of period	$1,519,911	$1,439,766

Schedule of Noncash Investing and Financing Activities
Recapitalization	$(579,905)	$-
Income taxes payable	$579,905	$-

Supplemental disclosure:
Cash paid for interest during the year	$96,374	$-
Cash paid for income taxes during the year	$-	$-

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

2.   Summary of Significant Accounting Policies

The condensed consolidated unaudited balance sheet as of December 31, 2009 and the condensed consolidated balance sheet as of June 30, 2009 and the unaudited interim condensed consolidated financial statements as of and for the three and six months ended December 31, 2009 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading.

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

Significant Customers

For the six months ended December 31, 2009, the Company had a substantial business relationship with one major customer, SkyTerra Communications (“SkyTerra”).  SkyTerra accounted for 93% and 100% of the Company’s total revenue for the six months ended December 31, 2009 and 2008, respectively. On November 2, 2009, SkyTerra notified the Company that it is terminating its contract.   As a result, the Company reduced its workforce by approximately 50% and revenues moving forward are expected to decrease by more than 90%.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC 360”).  The Company’s primary long-lived assets are property and equipment. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. For property and equipment, the Company’s assets consist primarily of computers and office equipment. The Company has compared the net book value of these assets to market-based pricing for similar used equipment. As of December 31, 2009, the depreciated value of the assets materially reflects the estimated fair value of similar used equipment in the marketplace.

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

Fair Value Accounting - In August 2009, the ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for the Company’s interim reporting period beginning October 1, 2009. The Company adopted the guidance on October 1, 2009.  The adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

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

Restatement of Consolidated Financial Statements

On May 26, 2009, the membership interests of Pat Burke and Ann Burke, totaling 51% of Cadence II, were purchased by Cadence II pursuant to a purchase agreement by and among Cadence II, Pat Burke and Ann Burke, dated as of May 26, 2009, as previously disclosed as Exhibit 10.2 to the Company’s Form 8-K dated September 1, 2009 (the “Purchase Agreement”). The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for Pat and Ann Burke. The excess of the purchase price over 51% of the tangible net assets (the two members’ equity accounts) of $2,437,177 was previously accounted for as goodwill. Subsequent to June 30, 2009, the goodwill balance of $2,437,177 was fully impaired due to substantial doubt about the Company’s ability to continue as a going concern described below. The restated financial statements account for this amount as a repurchase of Company stock, recorded as treasury stock and then retired. As a result, the goodwill impairment of $2,437,177 that was booked to operating expenses has been removed.

The unaudited financial statements for the six months ended June 30, 2009, the three months ended September 30, 2009 and the six months ended December 31, 2009 are being restated to correct the accounting treatment previously reported in connection with the affiliate transaction described above, and reported in the Company's Current Report on Form 8-K, filed on September 1, 2009 and the Quarterly Reports on Form 10-Q for the quarters ended September 30, 2009 and December 31, 2009, respectively.

A summary of the changes to the financial statements for the six months ended December 31, 2009 is shown below. This restatement had no impact on the balance sheet or statement of cash flows for the six months ended December 31, 2009:

	Six months ended December 31, 2009

	Previously Reported	Adjustment	Restated
Revenue	$4,866,153		$4,866,153
Cost of goods sold	2,169,536		2,169,536
Gross margin	2,696,616	-	2,696,616
Operating expenses	4,259,374	(2,437,177)	1,822,197
Operating income	(1,562,758)	2,437,177	874,419
Other income (expense)	(93,731)		(93,731)
Pretax income (loss)	(1,656,488)	2,437,177	780,689
Income tax expense	64,310	-	64,310
Net income (loss)	$(1,720,798)	$2,437,177	$716,379

A summary of the changes to the balance sheet as of June 30, 2009 is shown below:

	Previously
	Reported	Adjustment	Restated
Current assets	$1,984,671		$1,984,671
Property and equipment	72,047		72,047
Other assets	2,459,962	(2,437,177)	22,785
Total assets	$4,516,679	$(2,437,177)	$2,079,502

Current liabilities	$1,375,788		$1,375,788
Long term debt	1,680,000		1,680,000
Stockholders' equity (deficit)	1,460,892	(2,437,177)	(976,285)
Total liabilities and stockholders’ equity (deficit)	$4,516,679	$(2,437,177)	$2,079,502

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

8.   Securities Authorized for Issuance under Equity Compensation Plans

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

Prior to August 31, 2009 (date of Share Exchange), taxable income and losses were reported on the member’s tax returns.  Accordingly, for the three and six months ended December 31, 2008, there were no deferred tax assets, liabilities or valuation adjustments.  A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is shown in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008
Statutory U.S. federal tax rate	34.0%	-	34.0%	-

Change in tax rate resulting from
LLC results not subject to federal or state income taxes	-	-	-36.3%	-

State and local taxes	4.5%		4.5%
Shared-based compensation	-30.2%	-	8.7%	-
Other	7.0%	-	-2.7%	-

Effective Tax Rate	15.2%	-	8.2%	-

During the three months ended December, 2009 and 2008, the Company recorded a net income tax benefit of $34,128 and $0, respectively. For the six months ended December, 2009, the Company’s income tax expense related to income earned after completion of the Share Exchange.

The Company’s income taxes payable and net deferred tax liability as of December 31, 2009 were comprised primarily of the deferred taxes associated with the Purchase Agreement (Note 6)  and the Share Exchange (Note 1) and the related transition from a cash basis limited liability company to a accrual basis corporation.

10.   Subsequent Events

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

Restatement of Consolidated Financial Statements

On May 26, 2009, the membership interests of Pat Burke and Ann Burke, totaling 51% of Cadence II, were purchased by Cadence II pursuant to a purchase agreement by and among Cadence II, Pat Burke and Ann Burke, dated as of May 26, 2009, as previously disclosed as Exhibit 10.2 to the Company’s Form 8-K dated September 1, 2009 (the “Purchase Agreement”). The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for Pat and Ann Burke. The excess of the purchase price over 51% of the tangible net assets (the two members’ equity accounts) of $2,437,177 was previously accounted for as goodwill. Subsequent to June 30, 2009, the goodwill balance of $2,437,177 was fully impaired due to substantial doubt about the Company’s ability to continue as a going concern described below. The restated financial statements account for this amount as a repurchase of Company stock, recorded as treasury stock and then retired. As a result, the goodwill impairment of $2,437,177 that was booked to operating expenses has been removed.

The unaudited financial statements for the six months ended June 30, 2009, the three months ended September 30, 2009 and the six months ended December 31, 2009 are being restated to correct the accounting treatment previously reported in connection with the affiliate transaction described above, and reported in the Company's Current Report on Form 8-K, filed on September 1, 2009 and the Quarterly Reports on Form 10-Q for the quarters ended September 30, 2009 and December 31, 2009, respectively.

A summary of the changes to the financial statements for the six months ended December 31, 2009 is shown below. This restatement had no impact on the balance sheet or statement of cash flows for the six months ended December 31, 2009:

	Six months ended December 31, 2009

	Previously Reported	Adjustment	Restated
Revenue	$4,866,153		$4,866,153
Cost of goods sold	2,169,536		2,169,536
Gross margin	2,696,616	-	2,696,616
Operating expenses	4,259,374	(2,437,177)	1,822,197
Operating income	(1,562,758)	2,437,177	874,419
Other income (expense)	(93,731)		(93,731)
Pretax income (loss)	(1,656,488)	2,437,177	780,689
Income tax expense	64,310	-	64,310
Net income (loss)	$(1,720,798)	$2,437,177	$716,379

A summary of the changes to the balance sheet as of June 30, 2009 is shown below:

	Previously
	Reported	Adjustment	Restated
Current assets	$1,984,671		$1,984,671
Property and equipment	72,047		72,047
Other assets	2,459,962	(2,437,177)	22,785
Total assets	$4,516,679	$(2,437,177)	$2,079,502

Current liabilities	$1,375,788		$1,375,788
Long term debt	1,680,000		1,680,000
Stockholders' equity (deficit)	1,460,892	(2,437,177)	(976,285)
Total liabilities and stockholders’ equity (deficit)	$4,516,679	$(2,437,177)	$2,079,502

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

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2009 and 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended December 31, (Unaudited)				Six months ended December 31, (Unaudited)
	2009		2008		2009		2008
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
					Restated
	in dollars except percentages				in dollars except percentages

Revenues	$1,367,131	100%	$1,955,976	100%	$4,866,153	100%	$3,992,264	100%

Cost of goods sold	511,363	37%	958,669	49%	2,169,536	45%	1,917,492	48%

Gross profit	855,768	63%	997,307	51%	2,696,616	55%	2,074,772	52%

Operating expenses	1,037,864	76%	362,737	19%	1,822,197	37%	663,990	17%

Operating income (loss)	(182,096)	-13%	634,570	32%	874,419	18%	1,410,783	35%

Other income (expense)	(41,757)	-3%	6,399	0%	(93,731)	-2%	14,097	0%

Income tax expense (benefit)	(34,128)	-2%	-	0%	64,310	1%	-	0%

Net income (loss)	$(189,724)	-14%	$640,968	33%	$716,379	15%	$1,424,879	36%

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

Cost of Goods Sold: Cost of goods sold, which consists mainly of wage related expenses and travel expenses in the three and six months ended December 31, 2009 decreased 47% and increased 13%, respectively. The decrease in the three months ended December 31, 2009 is due to the SkyTerra termination in November 2009. The increase in the six months ended December 31, 2009 reflects to growth in SkyTerra revenue prior to receiving the termination notice. Our gross profit was 63% and 55% for the three and six months ended December 31, 2009, respectively, versus 51% and 52% for the comparable periods in 2008.

Operating Expenses: Operating expenses for three and six months ended December 31, 2009 increased 186% and 174%, respectively, versus the comparable periods in 2008.  For the six months ended December 31, 2009, operating expenses were up 74% versus the six months ended December 31, 2008.  These increases are driven by the stock-based compensation of $175,827, increased headcount, additional marketing costs and higher legal and accounting costs due to the Share Exchange and reporting requirements of a public entity.

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

Net Income (Loss): For the three and six months ended December 31, 2009, we reported a net loss of $189,724 and  net income of $716,379, respectively, compared to net income of $640,968 and $1,424,879 for the three months and six months ended December 31, 2008, respectively. For the three months ended December 31, 2009, the net loss is driven by the termination of the SkyTerra contract in November 2009.

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

Item 4.         Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our chief executive office and chief financial officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) for us. Based on their evaluation of our disclosures and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, the Certifying Officers have concluded the following: (i) our disclosure controls and procedures are effective at a reasonable assurance level because the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) the Company's internal controls over financial reporting are not effective due to the material weakness set forth below.

The Certifying Officers' have identified the following deficiencies in the Company's internal control over financial reporting. First, we have not properly segregated duties as one individual initiates, authorizes and completes all transactions. Second, the Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. These deficiencies were was first identified by our chief financial officer after the Share Exchange and as a result of us becoming a public reporting company and our management is discussing a remediation plan for these control deficiencies and will implement such a plan when resources allow. Despite these deficiencies, the Certifying Officers believe that management taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.  Further, the Certifying Officers do not believe that these deficiencies have resulted in deficient financial reporting because the chief financial officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies financial reports.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERECLOUD, INC.

Date: March 17, 2010	By:	/s/ John McCawley
John McCawley
Chief Executive Officer

Date: March 17, 2010	By:	/s/ James R. Buckley
James R. Buckley
Chief Financial Officer