Form 10-Q/A
period 2009-09-30
Verecloud, Inc.
filed 2010-03-19
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 1 to Form 10-Q
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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Network Cadence, Inc. (the “Company”),  for the three and nine months ended September 30, 2009, filed with the Securities and Exchange Commission (“SEC”) on November 27, 2009 (the “Original Quarterly Report”).  This Amendment amends the Original Quarterly Report by amending and restating the financial statements for the three and nine months ended September 30, 2009.  Accordingly, the following sections of the Original Quarterly Report have been revised to reflect the restatement: Part I – Item 1 – Financial Statements and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Therefore, the financial information in the Original Quarterly Report should not be relied upon.  We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer, Exhibit 31.2, Section 302 Certification – Principal Financial Officer and Exhibit 32.1, Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 of the Securities and Exchange Act of 1934.

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

On May 26, 2009, the membership interests of Pat Burke and Ann Burke, totaling 51% of Cadence II, were purchased by Cadence II pursuant to a purchase agreement by and among Cadence II, Pat Burke and Ann Burke, dated as of May 26, 2009, as previously disclosed as Exhibit 10.2 to the Company’s Form 8-K dated September 1, 2009. The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for Pat and Ann Burke. The excess of the purchase price over 51% of the tangible net assets (the two members’ equity accounts) of $2,437,177 was previously accounted for as goodwill. Subsequent to June 30, 2009, the goodwill balance of $2,437,177 was fully impaired due to substantial doubt about the Company’s ability to continue as a going concern as described below. The restated financial statements account for this amount as a repurchase of Company stock, recorded as treasury stock and then retired. As a result, the goodwill impairment of $2,437,177 that was booked to operating expenses has been removed.

A summary of the changes to the financial statements for the three and nine months ended September 30, 2009 is shown below. The restatement had no effect on the balance sheets as of September 30, 2009:

	Three months ended September 30, 2009
	(unaudited)
	Previously Reported	Adjustment	Restated
Revenue	$3,499,022		$3,499,022
Cost of goods sold	1,657,797		1,657,797
Gross margin	1,841,225	-	1,841,225
Operating expenses	782,782	-	782,782
Operating income	1,058,442		1,058,442
Other income (expense)	(2,489,150)	2,437,177	(51,974)
Pretax income (loss)	(1,430,708)	2,437,177	1,006,468
Income tax expense	98,438	-	98,438
Net income (loss)	$(1,529,146)	$2,437,177	$908,030

	Nine months ended September 30, 2009
	(unaudited)
	Previously Reported	Adjustment	Restated
Revenue	$7,945,011		$7,945,011
Cost of goods sold	3,803,028		3,803,028
Gross margin	4,141,982	-	4,141,982
Operating expenses	1,893,656	-	1,893,656
Operating income	2,248,327		2,248,327
Other income (expense)	(2,499,495)	2,437,177	(62,318)
Pretax income (loss)	(251,168)	2,437,177	2,186,009
Income tax expense	98,438	-	98,438
Net income (loss)	$(349,606)	$2,437,177	$2,087,571

PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Network Cadence, Inc.
Consolidated Balance Sheets - Unaudited

	September 30,	December 31,
	2009	2008
ASSETS

Current assets
Cash	$255,635	$1,439,766
Accounts receivable	2,142,214	840,866
Other current assets	67,413	54,368
Total current assets	2,465,262	2,335,000

Property and equipment
Computer related	87,655	58,630
Equipment and machinery	36,255	29,623
Other property and equipment	31,330	8,476
Subtotal	155,240	96,729
Accumulated depreciation	(76,921)	(36,888)
Net property and equipment	78,318	59,840

Other assets
Security deposits	22,785	22,785
Advances to related parties	-	12,000
Total other assets	22,785	34,785

Total assets	$2,566,365	$2,429,625

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$344,627	$43,932
Current portion of long term debt	1,120,000	-
Income taxes payable	463,370	-
Accrued liabilities	78,803	20,558
Total current liabilities	2,006,800	64,490

Long term debt	1,400,000	-

Deferred taxes payable	214,973	-

Total liabilities	3,621,773	64,490

Commitments and contingencies (Notes 1, 3, 5, 6, 7 and 8)

Stockholders' equity (deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized:	-	-
No shares issued or outstanding
Common stock - $0.001 par value, 100,000,000 shares authorized:	11,845	10,580
11,845,000 shares issued and outstanding
Additional paid in capital	97,655	-
Retained earnings (accumulated deficit)	(1,164,907)	2,354,555
Total stockholders' equity (deficit)	(1,055,407)	2,365,135

Total liabilities and stockholders' equity (deficit)	$2,566,365	$2,429,625

The accompanying notes are integral parts of these unaudited financial statements.

Network Cadence, Inc.
Condensed Consolidated Statements of Operations - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	Restated		Restated
Revenue	$3,499,022	$2,036,288	$7,945,011	$5,191,642

Cost of goods sold	1,657,797	958,823	3,803,028	2,422,121

Gross profit	1,841,225	1,077,466	4,141,982	2,769,521

Operating expenses
Salary and wages	209,419	110,237	724,559	337,718
Recruiting and hiring expense	28,599	16,678	38,193	98,891
Consulting expense	25,275	15,250	80,400	19,934
Marketing expense	261,099	66,521	546,898	151,329
Rent	36,026	41,093	108,924	103,046
Legal and accounting	139,941	14,640	193,608	59,068
Office expense	3,962	2,165	12,227	5,999
Travel and entertainment	29,213	3,401	46,544	13,719
Insurance	4,560	5,914	13,406	7,721
Information technology	18,090	10,926	47,757	35,159
Equipment rental	667	407	1,918	1,692
Utilities	4,600	4,993	15,971	12,808
Depreciation	11,921	6,552	40,033	19,936
Dues and subscriptions	6,243	2,307	12,449	5,436
Other	3,167	169	10,770	1,002
Total operating expenses	782,782	301,253	1,893,656	873,457

Operating income	1,058,442	776,213	2,248,327	1,896,064

Other income (expense)
Interest income	74	7,698	6,646	26,370
Interest (expense)	(52,047)	-	(68,964)	-

Total other income (expense)	(51,974)	7,698	(62,318)	26,370

Pretax income	1,006,468	783,911	2,186,009	1,922,434

Income tax expense	98,438	-	98,438	-

Net income	$908,030	$783,911	$2,087,571	$1,922,434
Net income per common
share (basic and diluted)	$0.08	$0.07	$0.20	$0.18

Weighted average shares
outstanding (basic and diluted)	10,936,250	10,580,000	10,700,055	10,580,000

The accompanying notes are integral parts of these unaudited financial statements.

Network Cadence, Inc.
Condensed Consolidated Statement of Cash Flows - Unaudited

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Operating Activities	Restated
Net Income	$2,087,571	$1,922,434

Adjustments to reconcile net income to
net cash from operations
Depreciation and amortization	40,033	19,936
Stock based compensation	98,000	-

Change in assets and liabilities
Accounts receivable	(1,301,347)	(21,334)
Other current assets	(13,045)	(6,630)
Accounts payable	300,695	100,995
Income taxes payable	98,438	-
Other current liabilities	35,274	8,511
Net cash from operating activities	1,345,618	2,023,913

Investing Activities
Purchase of computer related	(29,025)	(14,952)
Purchase of equipment and machinery	(6,633)	(12,998)
Purchase of other property and equipment	(22,854)	(4,722)
Advances to related parties	(111,000)	(12,000)
Net cash (used in) investing activities	(169,511)	(44,672)

Financing Activities
Purchase of members' interest	(661,977)	-
Paydowns on note payable	(280,000)	-
Member distributions	(1,418,261)	(1,300,000)
Net cash (used in) financing activities	(2,360,238)	(1,300,000)

Increase (decrease) in cash for period	$(1,184,131)	$679,241
Cash at beginning of period	1,439,766	657,013
Cash at end of period	$255,635	$1,336,254

Schedule of Noncash Investing and Financing Activities
Notes Payable	$2,800,000	$-
Treasury stock	(2,437,177)	-
Purchase of members' interest	(510,090)	-
Advances to related parties	123,000	-
Future health benefits	24,267	-
Common Stock	11,500	-
Recapitalization	(579,905)	-
Deferred taxes payable	214,973	-
Income taxes payable	364,932	-

Supplemental disclosure:
Cash paid for interest during the year	$68,964	$-
Cash paid for income taxes during the year	-	-

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC 360”).  The Company’s primary long-lived assets are property and equipment. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. For property and equipment, the Company’s assets consist primarily of computers and office equipment. The Company has compared the net book value of these assets to market-based pricing for similar used equipment. As of September 30, 2009, the depreciated value of the assets materially reflects the estimated fair value of similar used equipment in the marketplace ..

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

The unaudited financial statements for the three and nine months ended September 30, 2009 are being restated to correct the accounting treatment previously reported in connection with the affiliate transaction described above, and reported in the Company's Current Report on Form 8-K, filed on September 1, 2009 and the Quarterly Reports on Form 10-Q for the quarters ended September 30, 2009 and December 31, 2009, respectively.

A summary of the changes to the financial statements for the three and nine months ended September 30, 2009 is shown below.

	Three months ended September 30, 2009

	Previously Reported	Adjustment	Restated
Revenue	$3,499,022		$3,499,022
Cost of goods sold	1,657,797		1,657,797
Gross margin	1,841,225	-	1,841,225
Operating expenses	782,782	-	782,782
Operating income	1,058,442		1,058,442
Other income (expense)	(2,489,150)	2,437,177	(51,974)
Pretax income (loss)	(1,430,708)	2,437,177	1,006,468
Income tax expense	98,438	-	98,438
Net income (loss)	$(1,529,146)	$2,437,177	$908,030

	Nine months ended September 30, 2009

	Previously Reported	Adjustment	Restated
Revenue	$7,945,011		$7,945,011
Cost of goods sold	3,803,028		3,803,028
Gross margin	4,141,982	-	4,141,982
Operating expenses	1,893,656	-	1,893,656
Operating income	2,248,327		2,248,327
Other income (expense)	(2,499,495)	2,437,177	(62,318)
Pretax income (loss)	(251,168)	2,437,177	2,186,009
Income tax expense	98,438	-	98,438
Net income (loss)	$(349,606)	$2,437,177	$2,087,571

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

On May 26, 2009, the membership interests of Pat Burke and Ann Burke totaling 51% of Cadence II were purchased by Cadence II pursuant to the Purchase. The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for the two members. The note is being repaid in 10 equal quarterly installments of $280,000 plus interest thereon, beginning August 31, 2009 with a maturity date of November 30, 2011. The note bears interest at the prime rate plus 4%.  As of September 30, 2009, Network Cadence has made one payment of $333,947.95, which includes $280,000 in principal and $53,947.95 in interest.  The outstanding principal balance as of September 30, 2009 is $2,520,000.

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

The Company’s income taxes payable and net deferred tax liability as of September 30, 2009 were comprised primarily of the deferred taxes associated with the Purchase Agreement (Note 6) and the Share Exchange (Note 1)  and were reduced by a full valuation allowance due to the going concern of the Company (Note 3).

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

Restatement of Consolidated Financial Statements

On May 26, 2009, the membership interests of Pat Burke and Ann Burke, totaling 51% of Cadence II, were purchased by Cadence II pursuant to the Purchase Agreement.  The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for Pat and Ann Burke. The excess of the purchase price over 51% of the tangible net assets (the two members’ equity accounts) of $2,437,177 was previously accounted for as goodwill. Subsequent to June 30, 2009, the goodwill balance of $2,437,177 was fully impaired due to substantial doubt about the Company’s ability to continue as a going concern described below. The restated financial statements account for this amount as a repurchase of Company stock, recorded as treasury stock and then retired. As a result, the goodwill impairment of $2,437,177 that was booked to operating expenses has been removed.

The unaudited financial statements for the three and nine months ended September 30, 2009 are being restated to correct the accounting treatment previously reported in connection with the affiliate transaction described above, and reported in the Company's Current Report on Form 8-K, filed on September 1, 2009 and the Quarterly Reports on Form 10-Q for the quarters ended September 30, 2009 and December 31, 2009, respectively.

A summary of the changes to the financial statements for the three and nine months ended September 30, 2009 is shown below.

	Three months ended September 30, 2009

	Previously Reported	Adjustment	Restated
Revenue	$3,499,022		$3,499,022
Cost of goods sold	1,657,797		1,657,797
Gross margin	1,841,225	-	1,841,225
Operating expenses	782,782	-	782,782
Operating income	1,058,442		1,058,442
Other income (expense)	(2,489,150)	2,437,177	(51,974)
Pretax income (loss)	(1,430,708)	2,437,177	1,006,468
Income tax expense	98,438	-	98,438
Net income (loss)	$(1,529,146)	$2,437,177	$908,030

	Nine months ended September 30, 2009

	Previously Reported	Adjustment	Restated
Revenue	$7,945,011		$7,945,011
Cost of goods sold	3,803,028		3,803,028
Gross margin	4,141,982	-	4,141,982
Operating expenses	1,893,656	-	1,893,656
Operating income	2,248,327		2,248,327
Other income (expense)	(2,499,495)	2,437,177	(62,318)
Pretax income (loss)	(251,168)	2,437,177	2,186,009
Income tax expense	98,438	-	98,438
Net income (loss)	$(349,606)	$2,437,177	$2,087,571

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

Revenues

With this outstanding market opportunity, Network Cadence is targeting three key revenue streams:

·	Nimbus implementation and integration

·	Ongoing system upgrades

·	Revenue share on CSPs new products and services

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2009 and September 30, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended September 30, (Unaudited)				Nine months ended September 30, (Unaudited)
	2009		2008		2009		2008
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
	Restated				Restated
	in dollars except percentages				in dollars except percentages

Revenues	$3,499,022	100%	$2,036,288	100%	$7,945,011	100%	$5,191,642	100%

Cost of goods sold	1,657,797	47%	$958,823	47%	$3,803,028	48%	$2,422,121	47%

Gross profit	1,841,225	53%	1,077,466	53%	4,141,982	52%	2,769,521	53%

Operating expenses	782,782	22%	301,253	15%	1,893,656	24%	873,457	17%

Operating income	1,058,442	30%	776,213	38%	2,248,327	28%	1,896,064	37%

Other income (expense)	(51,974)	-1%	7,698	0%	(62,318)	-1%	26,370	1%

Income tax expense	98,438	-3%	-	0%	98,438	-1%	-	0%

Net income	$908,030	26%	$783,911	38%	$2,087,571	26%	$1,922,434	37%

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

Other Income (Expense): Other income (expense) for the three and nine months ended September 30, 2009 was ($51,974) and ($62,318), respectively, consisting primarily of interest expense on the outstanding note payable (Note 5)

Net Income: For the three and nine months ended September 30, 2009, we reported net income of $908,030 and $2,087,571, respectively, compared to net income of $783,911 and $1,922,434 for the three months and nine months ended September 30, 2008, respectively.  Our growth in net income was driven by increased revenue at our former major customer.

Liquidity and Capital Resources

Cash Flow Activity

Cash and cash equivalents were $255,635 and $1,336,254 as of September 30, 2009 and 2008, respectively.

The change in cash and cash equivalents during the periods presented was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in dollars)		(in dollars)

Net cash from operating activities	$520,349	$174,282	$1,345,618	$2,023,913
Investing Activities	(18,194)	(8,700)	(169,511)	(44,672)
Financing Activities	(787,000)	(500,000)	(2,360,238)	(1,300,000)
Net (decrease) in cash and cash equivalents	$(284,844)	$(334,417)	$(1,184,131)	$679,241
Cash and cash equivalents at the beginning of the period	540,479	1,670,671	1,439,766	657,013
Cash and cash equivalents at the end of the period	$255,635	$1,336,254	$255,635	$1,336,254

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

NETWORK CADENCE, INC.

Date: March 19, 2010	By:	/s/ John McCawley
John McCawley
Chief Executive Officer

Date: March 19, 2010	By:	/s/ James R. Buckley
James R. Buckley
Chief Financial Officer