Form 10-KT/A
period 2009-06-30
Verecloud, Inc.
filed 2010-04-13
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KT/A
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

As of February 26, 2010, the Company had 48,728,000 shares of its $.001 par value common stock issued and outstanding.

Index to Verecloud, Inc. Transition Report Form 10-K

		Page
Explanatory Note		2
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 8.	Financial Statements and Supplementary Data	F-1
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
Item9A(T).	Controls and Procedures	27
Item 9B.	Other Information	28

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	28
Item 11.	Executive Compensation	30
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33
Item 13.	Certain Relationships and Related Transactions and Director Independence	34
Item 14.	Principal Accountant Fees and Services	34

PART IV
Item 15.	Exhibits and Financial Statement Schedules	36

	Signatures	37
	Exhibits	38

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KT/A (this "Amendment") amends the Transition Report on Form 10-KT of Verecloud, Inc. (“Verecloud”, “we,” “us,” “our,” or the“Company”) for the period of January 1, 2009 to June 30, 2009, filed with the Securities and Exchange Commission ("SEC") on March 1, 2010 (the "Original Transition Report"). This Amendment amends the Original Transition Report in the following respects: (i) amends the financial statements for the transition period to include  unaudited financial statements for the comparable prior transition period of ended June 30, 2008; and (ii) modifies the Restatement of Financials, Management's Discussion and Analysis and footnote 9 to the financial statements regarding the accounting treatment of the purchase of the membership interests of the Company's two former principals. We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer, Exhibit 31.2, Section 302 Certification – Principal Financial Officer and Exhibit 32.1, Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 of the Securities and Exchange Act of 1934.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Transition Report. This Amendment does not reflect events occurring after the filing of the Original Transition Report or modify or update those disclosures, including the exhibits to the Original Transition Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Transition Report, including any amendments to those filings.

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

Employees

We currently have 26 employees, 21 of which are full time employees. In addition to our full time employees, we have three finance and sales consultants. We do not expect to hire additional employees until such time as our operations require.

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

On May 26, 2009, the membership interests of Pat Burke and Ann Burke, totaling 51% of Cadence II, were purchased by Cadence II pursuant to a Purchase Agreement by and among Cadence II, Pat Burke and Ann Burke, dated as of May 26, 2009, as previously disclosed as Exhibit 10.2 to the Company’s Form 8-K dated September 1, 2009. The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for Pat and Ann Burke.  The excess of the purchase price over 51% of the tangible net assets (the two members’ equity accounts) was previously accounted for as goodwill. The restated financial statements account for this amount as a purchase of members’ interest and recorded as a reduction of members' equity since, at the time of the acquisition, the Company was a limited liability company.

A summary of the changes to the June 30, 2009 balance sheet is shown below. In addition, the $2,437,177 shown in the Schedule of Noncash Investing and Financing Activities was combined with the $510,090 and changed from Goodwill to Purchase of members’ interest:

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

Significant Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements for the six months ended June 30, 2008 have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.

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

/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
7931 S. Broadway, #314
Littleton, Colorado 80122
February 26, 2010

VERECLOUD, INC.
BALANCE SHEETS

	June 30,	June 30,	December 31,	December 31,
	2009	2008	2008	2007
ASSETS	Restated	Unaudited

Current assets
Cash	$540,479	$1,670,671	$1,439,766	$657,013
Accounts receivable	1,372,860	540,780	840,866	948,537
Other current assets	71,331	-	54,368	1,120
Total current assets	1,984,671	2,211,451	2,335,000	1,606,671

Property and equipment
Computer related	74,928	51,444	58,630	36,492
Equipment and machinery	33,736	15,052	29,623	10,753
Other property and equipment	28,384	8,476	8,476	3,754
Subtotal	137,047	74,972	96,729	50,998
Accumulated depreciation	(65,000)	(23,504)	(36,888)	(10,119)
Net property and equipment	72,047	51,467	59,840	40,879

Other assets
Security deposits	22,785	22,785	22,785	22,785
Advances to related parties	-	12,000	12,000	-
Total other assets	22,785	34,785	34,785	22,785

Total assets	$2,079,502	$2,297,703	$2,429,625	$1,670,334

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$178,519	$145,209	$43,932	$41,695
Current portion of long term debt	1,120,000	-	-	-
Accrued liabilities	77,269	192,239	20,558	6,906
Total current liabilities	1,375,788	337,448	64,490	48,601

Long term debt	1,680,000	-	-	-

Total liabilities	3,055,788	337,448	64,490	48,601

Commitments and contingencies (Notes 1,5,7,9,11 and 13)

Stockholders' equity (deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized:	-	-	-	-
No shares issued or outstanding
Common stock - $0.001 par value, 100,000,000 shares authorized:	42,320	42,320	42,320	42,320
42,320,000 shares issued and outstanding
Retained earnings (accumulated deficit)	(1,018,605)	1,917,935	2,322,815	1,579,413
Total stockholders' equity (deficit)	(976,285)	1,960,255	2,365,135	1,621,733

Total liabilities and stockholders' equity (deficit)	$2,079,502	$2,297,703	$2,429,625	$1,670,334

The accompanying notes are an integral part of these financial statements.

VERECLOUD, INC.
STATEMENTS OF OPERATIONS
for the six months ended June 30, 2009 and 2008 (unaudited)
and for the years ended December 31, 2008 and 2007

	Six Months Ended	Six Months Ended	Years Ended
	June 30,	June 30,	December 31,	December 31,
	2009	2008	2008	2007
	Restated	Unaudited

Revenue	$4,445,989	$3,155,354	$7,147,618	$4,345,331

Cost of goods sold	2,144,855	1,456,392	3,373,883	2,615,505

Gross profit	2,301,133	1,698,962	3,773,735	1,729,825

Operating expenses
Salary and wages	515,140	222,595	465,319	73,070
Recruiting and hiring expense	9,594	87,098	118,642	53,513
Consulting expense	55,125	4,684	49,934	23,160
Marketing expense	286,768	84,808	248,517	13,569
Rent	72,898	68,859	137,222	103,245
Legal and accounting	53,667	44,428	78,685	48,597
Office expense	19,622	3,914	10,730	13,987
Travel and entertainment	17,331	10,318	23,328	8,712
Insurance	8,845	1,807	7,582	11,297
Information technology	19,142	24,233	46,118	9,222
Equipment rental	1,251	1,285	2,314	296
Utilities	10,401	7,815	18,252	12,506
Depreciation	28,112	13,385	26,769	10,119
Dues and subscriptions	6,206	3,129	8,662	12,438
Other	7,981	842	843	2,211
Total operating expenses	1,112,082	578,926	1,242,916	395,943

Operating income	1,189,052	1,120,036	2,530,818	1,333,882

Other income (expense)
Interest income	6,574	18,671	32,155	-
Interest (expense)	(16,917)	-	-	-
Other income (expense)	-	(184)	428	(4,654)
Total other income (expense)	(10,343)	18,487	32,584	(4,654)

Net income	$1,178,708	$1,138,523	$2,563,402	$1,329,228

Net income per common share	$0.03	$0.03	$0.06	$0.03
(Basic and Diluted)

Weighted average common shares	42,320,000	42,320,000	42,320,000	42,320,000
outstanding (Basic and Diluted)

Proforma Statistics (1)
Income Tax Expense	$453,803	$431,214	$986,910	$511,753
Net Income	$724,905	$688,822	$1,576,492	$817,475
Net income per common share	$0.02	$0.02	$0.04	$0.02
(Basic and Diluted)

 (1) Proforma as if the Share Exchange occurred at the beginning of the periods reflected in the above statement of operations. See Note 1 to the financial statements.

The accompanying notes are an integral part of these financial statements.

VERECLOUD, INC.
STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2009
and for the years ended December 31, 2008 and 2007

	Six Months Ended	Six Months Ended	Years Ended
	June 30,	June 30,	December 31,	December 31,
	2009	2008	2008	2007
	Restated	Unaudited

Operating Activities
Net Income	$1,178,708	$1,138,523	$2,563,402	$1,329,228
Adjustments to reconcile net income to
net cash from operations
Depreciation and amortization	28,112	13,385	26,769	10,119
Change in assets and liabilities
Accounts receivable	(531,994)	407,757	107,671	(644,589)
Other current assets	(16,964)	1,120	(53,248)	(1,120)
Accounts payable	134,587	103,514	2,237	(50,157)
Other current liabilities	32,443	185,332	13,652	(182,650)
Net cash from operating activities	824,893	1,849,632	2,660,483	460,831

Investing Activities
Purchase of computer related	(16,297)	(14,952)	(22,138)	(36,492)
Purchase of equipment and machinery	(4,113)	(4,299)	(18,870)	(10,753)
Purchase of other property and equipment	(19,908)	(4,722)	(4,722)	(3,754)
Security deposits	-	-	-	(22,785)
Advances to related parties	(111,000)	(12,000)	(12,000)	-
Net cash (used in) investing activities	(151,319)	(35,973)	(57,730)	(73,783)

Financing Activities
Purchase of members' interest	(661,977)	-	-	-
Members distributions	(910,884)	(800,000)	(1,820,000)	-
Net cash (used in) financing activities	(1,572,861)	(800,000)	(1,820,000)	-

Increase (decrease) in cash for period	$(899,287)	$1,013,659	$782,753	$387,047
Cash at beginning of period	1,439,766	657,013	657,013	269,966
Cash at end of period	$540,479	1,670,762	$1,439,766	$657,013

Schedule of Noncash Investing and Financing Activities
Notes payable	$2,800,000	-	-	-
Purchase of members' interest	(2,947,267)	-	-	-
Advances to related parties	123,000	-	-	-
Future health benefits	24,267	-	-	-
Common stock	42,320	-	-	-

Supplemental disclosure:
Cash paid for interest during the year	$-		$-	$-
Cash paid for income taxes during the year	-		-	-

The accompanying notes are an integral part of these financial statements.

VERECLOUD, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIT (RESTATED)
For the period from January 1, 2007 to June 30, 2009

	Common Stock		Additional Paid in	Accumulated	Total Stockholders
	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2007	42,320,000	$42,320	$-	$250,185	$292,505

Net Income	-	-	-	1,329,228	1,329,228

Balance at December 31, 2007	42,320,000	42,320	-	1,579,413	1,621,733

Distributions	-	-	-	(800,000)	(800,000)

Net Income	-	-	-	1,138,523	1,138,523

Balance at June 30, 2008	42,320,000	42,320	-	1,917,936	1,960,256
Unaudited

Distributions	-	-	-	(1,020,000)	(1,020,000)

Net Income	-	-	-	1,424,879	1,424,879

Balance at December 31, 2008	42,320,000	42,320	-	2,322,815	2,365,135

Purchase of Members' Interest	-	-	-	(3,609,244)	(3,609,244)

Distributions	-	-	-	(910,884)	(910,884)

Net Income	-	-	-	1,178,708	1,178,708

Balance at June 30, 2009	42,320,000	$42,320	$-	$(1,018,605)	$(976,285)

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

2. Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements of the Company. The financial statements and notes are representations of Company management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements. The Company has evaluated all subsequent events through the date the financial statements were available to be issued.

The accompanying unaudited interim condensed consolidated financial statements for the six months ended June 30, 2008 have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC 360”).  The Company’s primary long-lived assets are property and equipment. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. For property and equipment, the Company’s assets consist primarily of computers and office equipment. The Company has compared the net book value of these assets to market-based pricing for similar used equipment. As of June 30, 2009 , the depreciated value of the assets materially reflects the estimated fair value of similar used equipment in the marketplace.

3. Recent Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the FASB, the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The Company has adopted the following new accounting standards during 2009:

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

On May 26, 2009, the membership interests of Pat Burke and Ann Burke, totaling 51% of Cadence II, were purchased by Cadence II pursuant to a Purchase Agreement by and among Cadence II, Pat Burke and Ann Burke, dated as of May 26, 2009, as previously disclosed as Exhibit 10.2 to the Company’s Form 8-K dated September 1, 2009. The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for Pat and Ann Burke.  The excess of the purchase price over 51% of the tangible net assets (the two members’ equity accounts) was previously accounted for as goodwill. The restated financial statements account for this amount as a purchase of members’ interest and recorded as a reduction in members' equity, since, at the time of the acquisition, the Company was a limited liability corporation.

A summary of the changes to the June 30, 2009 balance sheet is shown below. In addition, the $2,437,177 shown in the Schedule of Noncash Investing and Financing Activities was combined with the $510,090 and changed from Goodwill to Purchase of members’ interest:

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

Property and equipment at June 30, 2009 and 2008 (unaudited) and December 31, 2008 and 2007 consisted of the following:

	June 30,	June 30,	December 31,	December 31,
	2009	2008	2008	2007
		Unaudited
Computer related	$74,928	$51,444	$58,630	$36,492
Equipment and machinery	33,736	15,052	29,623	10,753
Other property and equipment	28,384	8,476	8,476	3,754
Subtotal	137,047	74,972	96,729	50,998
Accumulated depreciation	(65,000)	(23,504)	(36,888)	(10,119)
Net property and equipment	$72,047	$51,467	$59,840	$40,879

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

A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

The following table summarizes the carrying values of the assets acquired at the date of acquisition.

At May 26, 2009

Total purchase price	3,609,244
Less members’ equity acquired	(1,172,067)

Reduction in members' equity	$2,437,177

The excess of the purchase price over 51% of the tangible net assets (the two members’ equity accounts) was accounted for as a purchase of members’ interest and recorded as a reduction in members' equity, since, at the time of the acquisition, the Company was a limited liability company.

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

As of February 26, 2010, 240,000 shares have been awarded as restricted stock to those employees of the Company put on furlough as a result of the termination of the SkyTerra contract.  Each restricted stock award will vest evenly on the first day of each third month over a two-year period commencing on November 1, 2009, provided that the employee has been re-instated to full-time positions at the Company on or before July 1, 2010. Because the vesting of these shares is contingent upon a rehire date prior to July 1, 2010 and none have been rehired as of February 26, 2010, no stock-based compensation has been recorded. A restricted stock award becomes fully vested if the employee dies while actively employed or upon a change in control of the Company followed by a termination of the employee’s employment within 12 months of such change in control.

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

Stock-Based Awards

Our named executive officers are eligible to receive options to purchase common stock pursuant to the Verecloud 2009 Equity Incentive Plan, which our board of directors approved on October 27, 2009.  These option grants are based upon numerous factors including a combination of performance and relative value of different job types.  In addition, the board of directors believes that stock-based awards, based upon individual performance, will maximize shareholder value through incentivizing the Company’s named executive officers and retaining them through multi-year vesting periods.  As of February 26, 2010, there have been options to purchase 3,490,000 shares of the common stock issued to our named executive officers of which, 2,121,664 were vested on December 31, 2009.

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
John McCawley Chief Executive Officer of Verecloud, Inc. Dated: April 13, 2010

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