Form 10-Q/A
period 2009-09-30
Verecloud, Inc.
filed 2010-04-19
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 2 to Form 10-Q
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

Network Cadence, Inc.
Condensed Consolidated Statement of Cash Flows - Unaudited

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Operating Activities	Restated
Net Income	$2,087,571	$1,922,434

Adjustments to reconcile net income to
net cash from operations
Depreciation and amortization	40,033	19,936
Stock based compensation	98,000	-

Change in assets and liabilities
Accounts receivable	(1,301,347)	(21,334)
Other current assets	(13,045)	(6,630)
Accounts payable	300,695	100,995
Income taxes payable	98,438	-
Other current liabilities	35,274	8,511
Net cash from operating activities	1,345,618	2,023,913

Investing Activities
Purchase of computer related	(29,025)	(14,952)
Purchase of equipment and machinery	(6,633)	(12,998)
Purchase of other property and equipment	(22,854)	(4,722)
Advances to related parties	(111,000)	(12,000)
Net cash (used in) investing activities	(169,511)	(44,672)

Financing Activities
Purchase of members' interest	(661,977)	-
Paydowns on note payable	(280,000)	-
Member distributions	(1,418,261)	(1,300,000)
Net cash (used in) financing activities	(2,360,238)	(1,300,000)

Increase (decrease) in cash for period	$(1,184,131)	$679,241
Cash at beginning of period	1,439,766	657,013
Cash at end of period	$255,635	$1,336,254

Schedule of Noncash Investing and Financing Activities
Notes Payable	$2,800,000	$-
Purchase of members' interest	(2,947,267)	-
Advances to related parties	123,000	-
Future health benefits	24,267	-
Common Stock	11,500	-
Recapitalization	(579,905)	-
Deferred taxes payable	214,973	-
Income taxes payable	364,932	-

Supplemental disclosure:
Cash paid for interest during the year	$68,964	$-
Cash paid for income taxes during the year	-	-

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

NETWORK CADENCE, INC.

Date: April 19, 2010	By:	/s/ John McCawley
John McCawley
Chief Executive Officer

Date: April 19, 2010	By:	/s/ James R. Buckley
James R. Buckley
Chief Financial Officer