Form 10-Q/A
period 2009-12-31
Verecloud, Inc.
filed 2010-04-19
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 3 to Form 10-Q

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

Table of Contents

VERECLOUD, INC.

FORM 10-Q for the Quarter Ended December 31, 2009

Explanatory Note

This Amendment No. 3 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Verecloud, Inc. (the “Company”), as amended, for the three and six months ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on February 16, 2010 (the “Original Quarterly Report”).  This Amendment amends the Original Quarterly Report in the following respects:  (i) amends and restates the financial statements as of and for the six months ended December 31, 2009, and (ii) amends and restates Item 4 of the Original Quarterly Report.  Accordingly, Item 4 is replaced in its entirety with the information provided herein and the following sections of the Original Quarterly have been revised to reflect the restatement: Part I – Item 1 – Financial Statements and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Subsequent to the initial filing of this Amendment, the Company completed the audit of its financial statements for the six months ended June 30, 2009 and filed a Transition Report on Form 10-K on March 1, 2010. As a result, the balance sheet as of June 30, 2009 is now reflected as audited.  Therefore, the financial information in the Original Quarterly Report should not be relied upon. We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer, Exhibit 31.2, Section 302 Certification – Principal Financial Officer and Exhibit 32.1, Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 of the Securities and Exchange Act of 1934.

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

  Verecloud, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended
	December 31,	December 31,
Operating Activities	2009	2008
	Restated
Net Income	$716,379	$1,424,879
Adjustments to reconcile net income to
net cash from operations
Depreciation and amortization	11,921	13,384
Stock for services	98,000	-
Stock-based compensation	175,827	-

Change in assets and liabilities
Accounts receivable	1,095,303	(300,086)
Other current assets	6,600	(54,368)
Accounts payable	(84,856)	(101,277)
Income taxes payable	64,310	-
Other current liabilities	(19,237)	(171,680)
Net cash from operating activities	2,064,247	810,852

Investing Activities
Purchase of computer related	(12,727)	(7,187)
Purchase of equipment and machinery	(2,520)	(14,570)
Purchase of other property and equipment	(2,946)	-
Net cash (used in) investing activities	(18,193)	(21,757)

Financing Activities
Paydowns on note payable	(560,000)	-
Members distributions	(506,623)	(1,020,000)
Net cash (used in) financing activities	(1,066,623)	(1,020,000)

Increase (decrease) in cash for period	$979,431	$(230,905)
Cash at beginning of period	540,479	1,670,671
Cash at end of period	$1,519,911	$1,439,766

Schedule of Noncash Investing and Financing Activities
Recapitalization	$(579,905)	$-
Income taxes payable	$579,905	$-

Supplemental disclosure:
Cash paid for interest during the year	$96,374	$-
Cash paid for income taxes during the year	$-	$-

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

2.   Summary of Significant Accounting Policies

The condensed consolidated unaudited balance sheet as of December 31, 2009 and the unaudited interim condensed consolidated financial statements as of and for the three and six months ended December 31, 2009 and 2008 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading.

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

The excess of the purchase price over 51% of the tangible net assets (the two members’ equity accounts) was recorded as a reduction of members' equity since, at the time of the acquisition, the Company was a limited liability company.

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

Item 4.         Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

The our chief executive officer and chief financial officer have identified the following deficiencies in the Company's internal control over financial reporting. First, we have not properly segregated duties as one individual initiates, authorizes and completes all transactions. Second, the Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. These deficiencies were was first identified by our chief financial officer after the Share Exchange and as a result of us becoming a public reporting company and our management is discussing a remediation plan for these control deficiencies and will implement such a plan when resources allow.  In addition, despite these deficiencies, the our chief executive officer and chief financial officer believe that management taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles and that our disclosure controls are adequate because the information required to be disclosed by use under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers or persons performing similar functions, as appropriate to allow timely discussing regarding required disclosures.  Further, the our chief executive officer and chief financial officer do not believe that these deficiencies have resulted in deficient financial reporting because the chief financial officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies financial reports.

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