Form 10-KT/A
period 2009-06-30
Verecloud, Inc.
filed 2010-04-22
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KT/A
Amendment No. 2
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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KT/A (this "Amendment") amends the Transition Report on Form 10-KT of Verecloud, Inc. (“Verecloud”, “we,” “us,” “our,” or the “Company”) for the period of January 1, 2009 to June 30, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2010 (the “Original Transition Report”), as amended by Amendment No. 1 to the Original Transition Report on Form 10-KT/A, filed with the SEC on April 13, 2010 ("Amendment No. 1"). This Amendment amends the Original Transition Report and Amendment No. 1 in the following respects: (i) to remove the "restated" label from the column entitled "Six Months Ended June 30, 2009" on the Statements of Operations and Statements of Cash Flows; and (ii) to clarify in Item 13 that since the Company was a limited liability company rather than a corporation at the time of the Company’s re-purchase of membership interests from Pat and Ann Burke, former affiliates of the Company, on May 26, 2009, the Company’s restated financial statements account for this related party transaction as a purchase of members’ interest recorded as a reduction in members’ equity rather than a purchase of stock, recorded as treasury stock and then retired.  We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer, Exhibit 31.2, Section 302 Certification – Principal Financial Officer, Exhibit 32. 1 – Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and Exhibit 32.2 – Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 of the Securities and Exchange Act of 1934.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Transition Report or Amendment No. 1. This Amendment does not reflect events occurring after the filing of the Original Transition Report or Amendment No. 1, or modify or update those disclosures, including the exhibits to the Original Transition Report and Amendment No. 1 affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Transition Report and Amendment No. 1.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC 360”).  The Company’s primary long-lived assets are property and equipment. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. For property and equipment, the Company’s assets consist primarily of computers and office equipment. The Company has compared the net book value of these assets to market-based pricing for similar used equipment. As of June 30, 2009, the depreciated value of the assets materially reflects the estimated fair value of similar used equipment in the marketplace.

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

The promissory note issued in connection with the Purchase Agreement contains a covenant which requires that the Company maintain no less than $750,000 in cash or cash equivalents beginning January 1, 2010 and until the promissory note is paid in full. Once the Company falls below $750,000, it has 90 days to restore the cash and cash equivalents to $750,000 or greater. Failure to maintain this cash requirement can accelerate full payment of the promissory note, resulting in the note balance becoming a current liability. The Company’s cash balance fell below $750,000 on February 25, 2010. The Company has until May 26, 2010 to restore the cash and cash equivalents balance to $750,000. If the Company is unable to obtain the necessary funding to comply with the requirements of the promissory note or repay the note, the holders of the note could accelerate the due date and, if the Company is unable to pay, foreclose on the assets of the Company as they currently hold a security interest.

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

The excess of the purchase price over 51% of the tangible net assets (the two members’ equity accounts) was accounted for as a repurchase of the members’ interest and recorded as a reduction of members' equity, since at the time of acquisition, the Company was a limited liability company.

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
John McCawley Chief Executive Officer of Verecloud, Inc. Dated: April 22, 2010

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