Form 10-Q
period 2010-03-31
Verecloud, Inc.
filed 2010-05-14
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of May 14, 2010, there were 48,278,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Table of Contents

VERECLOUD, INC.

FORM 10-Q for the Quarter Ended March 31, 2010

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Verecloud, Inc.
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2010	2009
	Unaudited
ASSETS

Current assets
Cash	$326,971	$540,479
Accounts receivable	247,537	1,372,860
Other current assets	62,966	71,331
Total current assets	637,474	1,984,671

Property and equipment
Computer related	87,655	74,928
Equipment and machinery	36,255	33,736
Other property and equipment	31,330	28,384
Subtotal	155,240	137,047
Accumulated depreciation	(89,476)	(65,000)
Net property and equipment	65,764	72,047

Other assets
Security deposits	22,785	22,785

Total assets	$726,023	$2,079,502

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable	$101,316	$178,519
Current portion of long term debt (Note 6)	1,960,000	1,120,000
Income taxes payable	238,682	-
Accrued liabilities	57,791	77,269
Total current liabilities	2,357,789	1,375,788

Long term debt	-	1,680,000

Total liabilities	2,357,789	3,055,788

Commitments and contingencies (Notes 1,2,3,5,6,7,8,9)

Stockholders' (deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized:	-	-
No shares issued or outstanding
Common stock - $0.001 par value, 100,000,000 shares authorized:	48,278	42,320
48,278,000 and 42,320,000 shares issued and outstanding, respectively
Additional paid-in capital	344,381	-
Accumulated deficit	(2,024,425)	(1,018,605)
Total stockholders' (deficit)	(1,631,766)	(976,285)

Total liabilities and stockholders' (deficit)	$726,023	$2,079,502

The accompanying notes are integral parts of these unaudited financial statements.

Verecloud, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Revenue	$260,433	$1,910,859	$5,126,586	$5,903,123

Cost of goods sold	129,999	921,094	2,299,535	2,838,586

Gross profit	130,434	989,765	2,827,051	3,064,537

Operating expenses
Salary and wages (1)	655,978	267,999	1,478,264	510,723
Recruiting and hiring expense	375	5,817	29,349	37,360
Consulting expense	99,513	38,350	191,050	83,600
Marketing expense	139,687	154,137	527,981	317,846
Rent	34,416	34,480	104,858	102,843
Legal and accounting	105,594	12,966	357,904	47,224
Office expense	1,812	3,505	9,570	10,320
Travel and entertainment	52,421	6,368	96,938	19,377
Insurance	7,299	2,021	16,502	7,796
Information technology	9,174	13,424	72,808	35,308
Equipment rental	623	606	2,052	1,635
Utilities	7,589	5,476	18,288	15,914
Depreciation	12,555	14,056	24,476	27,440
Dues and subscriptions	7,958	2,736	20,591	8,269
Other	(285)	16,049	6,276	16,324
Total operating expenses	1,134,709	577,989	2,956,906	1,241,979

Operating income (loss)	(1,004,274)	411,776	(129,855)	1,822,558

Other income (expense)
Interest income	965	5,056	3,608	18,540
Interest (expense)	(38,319)	(428)	(134,693)	-
Other	-	(184)	-	-
Total other income (expense)	(37,353)	4,443	(131,084)	18,540

Pretax income (loss)	(1,041,628)	416,219	(260,939)	1,841,098

Income tax expense (benefit)	(405,533)	-	(341,223)	-

Net income (loss)	$(636,095)	$416,219	$80,284	$1,841,098

Basic net income (loss) per common share	$(0.01)	$0.01	$0.00	$0.04
Fully diluted net income (loss) per common share	$(0.01)	$0.01	$0.00	$0.04

Basic weighted average common shares	47,729,222	42,320,000	42,320,000	42,320,000
Fully diluted weighted average common shares	54,014,222	42,320,000	45,777,664	42,320,000

Proforma Statistics (2)
Income tax expense (benefit)	$(405,533)	$160,244	$(100,462)	$708,823
Net income (loss)	$(636,095)	$255,975	$(160,478)	$1,132,275
Basic net income (loss) per common share	$(0.01)	$0.01	$(0.00)	$0.03
Fully diluted net income (loss) per common share	$(0.01)	$0.01	$(0.00)	$0.03

(1) Includes stock-based compensation as follows:
Salary and wages	$28,916	$-	$204,743	$-

(2) Proforma as if the Share Exchange occurred at the beginning of the periods reflected in the above statement of operations. See Note 1 to the financial statements.

The accompanying notes are integral parts of these unaudited financial statements.

   Verecloud, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	March 31,	March 31,
Operating Activities	2010	2009
Net Income	$80,284	$1,841,098
Adjustments to reconcile net income to
net cash from operations
Depreciation and amortization	24,476	27,440
Stock for services	98,000	-
Stock-based compensation	248,658
Change in assets and liabilities
Accounts receivable	1,125,323	(185,249)
Other current assets	8,365	(58,582)
Accounts payable	(77,203)	(5,768)
Income taxes payable	(341,223)	-
Other current liabilities	(15,373)	(171,681)
Net cash from operating activities	1,151,307	1,447,259

Investing Activities
Purchase of computer related	(12,727)	(33,186)
Purchase of equipment and machinery	(2,520)	(18,683)
Purchase of other property and equipment	(2,946)	-
Advances to related parties	-	(111,000)
Net cash (used in) investing activities	(18,193)	(162,870)

Financing Activities
Purchase of members' interest	-	-
Paydowns on note payable	(840,000)	-
Members distributions	(506,623)	(1,620,000)
Net cash (used in) financing activities	(1,346,623)	(1,620,000)

Increase (decrease) in cash for period	$(213,508)	$(335,611)
Cash at beginning of period	540,479	1,670,830
Cash at end of period	$326,971	$1,335,219

Schedule of Noncash Investing and Financing Activities
None

Supplemental disclosure:
Cash paid for interest during the year	$134,693	$-
Cash paid for income taxes during the year	$-	$-

The accompanying notes are integral parts of these unaudited financial statements.

VERECLOUD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization

On July 19, 2007, Sage Interactive, Inc. ("Sage") was incorporated in Nevada as a web development services company.

On August 31, 2009, Sage consummated a share exchange with the sole member of Cadence II, LLC, a Colorado limited liability company ("Cadence II"), pursuant to which it acquired all of the membership interests of Cadence II in exchange for the issuance to the sole member of Cadence II of 42,320,000 shares of its common stock representing 92.0% of its issued and outstanding common stock (the "Share Exchange"). After the Share Exchange, Sage’s business operations consist of those of Cadence II.  The Share Exchange was treated as a merger of Sage and Cadence II, which is accounted for as a reverse acquisition with Cadence II being the acquirer for financial reporting purposes.  As such, for all disclosures referencing shares authorized, issued, outstanding, reserved for, per share amounts and other disclosures related to equity, amounts have been retroactively restated to reflect share quantities as if the exchange of Cadence II membership interests had occurred at the beginning of the periods presented as altered by the terms of the Share Exchange.  Upon the closing of the Share Exchange, Sage’s Articles of Incorporation were amended to change the name of the Company to Network Cadence, Inc. and Cadence II became a wholly owned subsidiary of Network Cadence, Inc.  On January 25, 2010, the Company’s Articles of Incorporation were amended to change the name of the Company from Network Cadence, Inc. to Verecloud, Inc. ("Verecloud," or the "Company").

Upon completion of the Share Exchange, the operations of Sage ceased.  As a result, net assets of Sage at August 31, 2009, which were negative $13,774 and consisted of cash and web development costs ($4,326) offset by amounts owed to the former President ($18,100), were written off.

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 reflects the financial statements and related disclosures for Verecloud.

2.   Summary of Significant Accounting Policies

The condensed consolidated unaudited balance sheet as of March 31, 2010 and the condensed consolidated balance sheet as of June 30, 2009 and the unaudited interim condensed consolidated financial statements as of and for the three and nine months ended March 31, 2010 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of March 31, 2010 and for all periods presented. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2009, included in Amendment No. 2 to our Form 10-KT/A filed on April 22, 2010.

The condensed consolidated results of operations and the condensed consolidated statements of cash flows for the three and nine months ended March 31, 2010 are not necessarily indicative of the results or cash flows expected for the full year.

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

Concentration of Credit Risk

The Company primarily sells its services to customers in the communications industry in the United States on an uncollateralized, open credit basis. For the nine months ended March 31, 2010, one customer accounted for 88% of the revenue.

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Accounts Receivable

Accounts receivable include uncollateralized customer obligations due under normal trade terms and do not bear interest.

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected resulting from past due amounts from customers. There was no allowance for doubtful accounts at March 31, 2010 since the total balance of accounts receivable was deemed collectible.

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

Fair Value Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, current portion of long term debt and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Research and Development

Research and development costs are expensed as incurred and consist primarily of salaries and wages associated with assessing the viability, the potential and technical requirements of the Nimbus platform.  Capitalization of software development costs commences upon the establishment of technological feasibility of the product in accordance with ASC 985 - Software.  As of March 31, 2010, no software development costs have been capitalized since technological feasibility has not yet been established.

Segment Information

Certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Significant Customers

For the nine months ended March 31, 2010, the Company had a substantial business relationship with one major customer, SkyTerra Communications (“SkyTerra”).  SkyTerra accounted for 88% and 99% of the Company’s total revenue for the nine months ended March 31, 2010 and 2009, respectively. On November 2, 2009, SkyTerra notified the Company that it was terminating its contract.   As a result, the Company reduced its workforce by approximately 50%. Since that time, the Company has established smaller professional services engagements that, on a combined basis, account for monthly revenue of approximately $85,000 in the three months ended March 31, 2010.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360").  The Company’s primary long-lived assets are property and equipment. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. For property and equipment, the Company’s assets consist primarily of computers and office equipment. The Company has compared the net book value of these assets to market-based pricing for similar used equipment. As of March 31, 2010, the depreciated value of the assets materially reflects the estimated fair value of similar used equipment in the marketplace.

Stock Based Compensation

The Company adopted the applicable accounting guidance in Accounting Standards Codification ("ASC") Topic 718 "Compensation – Stock Compensation" ("ASC 718"), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.

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

Recent Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC"), and the Emerging Issues Task Force, to determine the impact of new pronouncements on GAAP and the impact on the Company.  The Company has adopted the following new accounting standards during the nine months ended March 31, 2010.

Accounting Standards Codification - In June 2009, FASB established the FASB Accounting Standards Codification ("ASC") as the single source of authoritative GAAP.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the SEC and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Variable Interest Entities - In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity ("VIE"). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning July 1, 2009.  The adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

There were no other accounting standards and interpretations issued recently which are expected to have a material impact on the Company's financial position, operations or cash flows.

3.   Going Concern

The Company’s financial statements have been prepared on the basis of accounting principles applicable to a going concern.  However, at March 31, 2010, the Company had a stockholders' deficit and on November 2, 2009 the Company received a contract termination notice from its largest customer and lost more than 90% of its revenue.  This raises substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. Since January 2010, the Company has met with several investment firms and strategic partners in the software and telecommunications industries who have expressed interest in its strategy and could be potential investors in the Company. The Company is exploring funding options that include debt financing, equity investments, co-development arrangements and strategic alliances. The Company has not secured any financing or commitments. Assurances cannot be given that adequate financing can be obtained to meet the Company’s capital needs. If the Company is unable to generate profits and are unable to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease operations altogether. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the Company will be adversely affected and may have to cease operations.

In addition to continued development of Nimbus, the Company has shifted its current focus to acquiring new professional service engagements that will drive near term revenue and margin for the Company. As result, the Company has reduced its funding requirements to $3-5 million which, when combined with new customer revenue, is expected to fund operations through 2011 and service the outstanding debt.  If the Company is able to raise the required capital and acquire new customers, it anticipates being cash flow positive in the fourth quarter of 2010. Management believes that actions presently being taken to raise funds and acquire new customers provide the opportunity for the Company to continue as a going concern

4.   Property and Equipment

Property and equipment are recorded at cost. Replacements and major improvements are capitalized while maintenance and repairs are charged to expense as incurred. Depreciation is provided using primarily straight line methods over the estimated useful lives of the related assets.

Property and equipment at March 31, 2010 and June 30, 2009 consisted of the following:

	March 31,	June 30,
	2010	2009
	unaudited
Computer related	$87,655	$74,928
Equipment and machinery	36,255	33,736
Other property and equipment	31,330	28,384
Subtotal	155,240	137,047
Accumulated depreciation	(89,476)	(65,000)
Net property and equipment	$65,764	$72,047

5.   Commitments and Contingencies

Consulting Agreements

The Company has entered into a variety of consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for various payments upon performance of services and are generally short-term.

On September 15, 2009, the Company signed a consulting agreement with Capital Group Communications, Inc. ("CGC"), pursuant to which CGC agreed to provide investor relations services including representing the Company in investors' communications and public relations with existing shareholders, brokers, dealers and others for a 14-month period once the Company's stock is publicly traded.  Pursuant to the terms of the consulting agreement, the Company agreed to compensate CGC with the issuance of 1,380,000 shares of restricted common stock. The fair market value of these services is estimated at $98,000 and, upon issuance of the shares, has been reflected in the operating expenses subsequent to June 30, 2009 and for the nine months ended March 31, 2010 since the shares issued are non-refundable if the agreement is terminated and compensation is not based on future services. CGC is not a broker-dealer.

On February 24, 2010, the Company issued 898,000 shares of restricted common stock to various other consultants to the Company for financial, marketing and business development services.  For the three months ended March 31, 2010, the Company expensed $43,916 for the fair market value of these services.

Operating Leases

As of March 31, 2010, the Company had a lease commitment for its office facility that had  a monthly rental payment of approximately $11,400 at March 31, 2010 and expired in April 2010. Effective May 1, 2010, the Company executed a new lease commitment for the same office at a monthly rate of $7,500 per month. This lease expires on December 31, 2010.

6.   Related Parties

The Company has not adopted formal policies and procedures for the review, approval or ratification of related party transactions with its executive officers, directors and significant stockholders.  However, all material related party transactions for the periods covered by this report have been disclosed and such transactions have been approved by the board of directors.  Future transactions will be subject to the review, approval or ratification of the board of directors, or an appropriate committee thereof.  Related party transactions are described below:

In March 2009, Cadence II purchased an interest in a timeshare condominium for $123,000.  On May 26, 2009, the entire interest in the condominium was transferred to Pat and Ann Burke as part of the Company's purchase of their membership interests in Cadence II.

On May 26, 2009, the membership interests of Pat Burke and Ann Burke totaling 51% of Cadence II were purchased by Cadence II pursuant to a purchase agreement by and among Cadence II, LLC, Pat Burke and Ann Burke dated as of May 26, 2009.  The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for the two members. The note is being repaid in 10 equal quarterly installments of $280,000 plus interest thereon, beginning August 31, 2009 with a maturity date of November 30, 2011. The note bears interest at the prime rate plus 4%.  The outstanding principal balance as of March 31, 2010 is $1,960,000. The promissory note contains a covenant which requires that the Company maintain no less than $750,000 in cash or cash equivalents beginning January 1, 2010 and until the promissory note is paid in full. Once the Company falls below $750,000, it has 90 days to restore the cash and cash equivalents to $750,000 or greater. Failure to maintain this cash requirement can accelerate full payment of the promissory note, resulting in the note balance becoming a current liability. The Company’s cash balance fell below $750,000 on February 25, 2010 and as of May 14, 2010, remains below that balance.  As a result, the total note balance has been classified as a current liability as of March 31, 2010.

The excess of the purchase price over 51% of the tangible net assets (the two members’ equity accounts) was accounted for as a repurchase of the members’ interest and recorded as a reduction of members' equity, since at the time of acquisition, the Company was a limited liability company.

7.   Capital Stock

The Company’s Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value. As of March 31, 2010, there were 48,278,000 outstanding shares of common stock and no issued and outstanding shares of preferred stock. See Note 1 for additional information regarding capital stock. The 48,278,000 outstanding shares consisted of: (i) 42,320,000 shares issued to the sole member of Cadence II in connection with the Share Exchange, (ii) 3,680,000 held by former owners of Sage, (iii) 1,380,000 shares of common stock issued to CGC (see Note 5) and (iv) 898,000 shares of stock issued to various consultants for their services provided to the Company on February 24, 2010 (see Note 5).

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

On September 15, 2009, the Company signed a consulting agreement with CGC, pursuant to which CGC agreed to provide consulting services to the Company for a 14-month period.  Pursuant to the terms of the consulting agreement, the Company agreed to compensate CGC with the issuance of 1,380,000 shares of restricted common stock. The fair market value of these services is estimated at $98,000 and, upon issuance of the shares, has been reflected in the operating expenses for the nine months ended March 31, 2010 since the shares issued are non-refundable if the agreement is terminated and compensation is not based on future services.

On January 25, 2010, the board of directors authorized a 4-for-1 forward stock split of the Company's  common stock.  As a result of the forward stock split, 35,535,000 additional shares of common stock were issued.  Capital and additional paid-in capital have been adjusted accordingly.   When adjusting retroactively, there was a $34,500 shortage of additional paid-in-capital; thus adjustments were made to opening retained earnings ($31,740) and current period operating expense ($2,760) which is considered acquisition costs of the Share Exchange.  The financial statements contained herein reflect the appropriate values for capital stock and accumulated deficit. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively adjusted to reflect the forward stock split.

On February 24, 2010, the Company issued 898,000 shares of restricted common stock to various consultants to the Company for financial, marketing and business development services.

8.   Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of May 14, 2010, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--

Equity compensation plans not approved by security holders	6,285,000	$0.07	1,515,000
Total (1)	6,285,000	$0.07	1,515,000

 (1) The 200,000 restricted shares issued to the Company’s employees placed on furlough due to the termination of the SkyTerra contract termination have not been included in these calculations or total.

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

Under the Incentive Plan, the board of directors in its sole discretion may grant stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, deferred stock or other equity-based awards (each an "Award") to the Company’s employees, directors and consultants (or those of the Company’s affiliates).  The Awards available under the Incentive Plan also include performance-based Awards, which would have pre-established performance goals that relate to the achievement of the Company’s business objectives.  The performance-based stock Awards available under the plan are intended to comply with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, to allow such Awards, when payable, to be tax deductible by the Company.

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

On January 26, 2010, the board of directors adopted the Verecloud, Inc. Unit Bonus Plan (the "Unit Bonus Plan") and granted unit awards ("Unit Awards") to certain current key employees of the Company pursuant to the terms of such Unit Bonus Plan.  The Unit Bonus Plan provides that a participant’s Unit Award will vest and become payable only upon one of the following events: (i) a change in control of the Company (a "Change in Control"), (ii) a valuation of the Company equal to, or in excess of, $30 million that is sustained for a period of 15 consecutive days (a "Market Valuation Event") or (iii) the participant’s involuntary separation from service by the Company without cause or by reason of the participant’s death or disability (an "Involuntary Separation").

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

The total value of the unit pool is equal to, as applicable, 12.5 percent of the following amounts: (i) the total consideration received by the Company upon a Change in Control or (ii) the fair market value of the outstanding shares of common stock of the Company at the time of a Market Valuation Event or an applicable Involuntary Separation (the "Company Value").  Mark Faris, the Chairman of the board of directors, received a Unit Award equal to five (5) percent of the Company Value, William Perkins, Chief Technology Officer, received a Unit Award equal to two and one-half (2.5) percent of the Company Value and Mike Cookson, Chief Operating Officer, received a Unit Award equal to two (2) percent of the Company Value.

On January 26, 2010, the board of directors also approved the Company entering into Retention Bonus Agreements (each, a "Retention Agreement") with four current employees, including Lynn Schlemeyer, Mark Faris, Mike Cookson and William Perkins.  Since November 1, 2009, the annual salary of these four employees has been reduced by 25 percent.  Each Retention Agreement provides that, subject to the employee’s continuous service with the Company from the effective date of the Retention Agreement through the date of the "Triggering Event" (as defined below), the employee may receive a bonus, in the form of either cash or stock, in an amount equal to the salary such employee has foregone since November 1, 2009.  The "Triggering Event" is the board of director’s declaration to pay a bonus based on one of the following events:  (i) a Change of Control, as such term is defined in the Incentive Plan, (ii) removal of the "going concern" status of the Company rendered by an external audit and as reported in the Company’s public filings, (iii) the receipt of intermediate-term financing, which is determined by the board of directors to merit the approval of the bonus, or (iv) the entry into a material definitive agreement, which is determined by the board of directors to merit the approval of the bonus.

As of May 14, 2010, 200,000 shares have been awarded as restricted stock to those employees of the Company put on furlough as a result of the termination of the SkyTerra contract.  Each restricted stock award will vest evenly on the first day of each third month over a two-year period commencing on November 1, 2009, provided that the employee has been re-instated to a full-time position at the Company on or before July 1, 2010.   A restricted stock award becomes fully vested if the employee dies while actively employed or upon a change in control of the Company followed by termination of the employee’s employment within 12 months of such change in control.

As of May 14, 2010, options to purchase 6,285,000 shares of common stock have been issued under the Incentive Plan.  In general, each option vests evenly on the last day of each fiscal quarter, based on a three year period commencing upon the employee’s original date-of-hire. As of May 14, 2010, options to purchase 4,186,639 shares have vested.

The following table summarizes the activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2009	6,285,000	.07	–
Granted	-	-
Exercised	-	-
Canceled	-	-

Outstanding as of March 31, 2010	6,285,000	$.07	$-

(1)	Amounts represent the difference between the exercise price and the fair market value of common stock at each period end for all in the money options outstanding.

Stock Based Compensation

The Company estimates the fair value of stock options in accordance with ASC Topic 718 using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of the Company’s common stock, which is based on the Company’s peer group in the industry in which the Company does business; (ii) expected life of the option award, which is calculates using the "simplified" method provided in the Securities Exchange Commission’s Staff Accounting Bulletin No. 110 and takes into consideration the grant’s contractual life and vesting periods; (iii) expected dividend yield, which is assumed to be 0%, as the Company has not paid and does not anticipate paying dividends on its common stock; and (iv) the risk-free interest, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. In valuing share-based awards under ASC Topic 718, significant judgment is required in determining the expected volatility of the Company’s common stock. The following table presents the weighted average assumptions used to estimate the fair values of the stock options granted for the nine months ended March 31, 2010:

	2010	2009
Expected volatility	86%	--
Expected life (years)	5.29	--
Expected dividend yield	–	–
Risk free interest rate	2.78%	--

The per share weighted average fair value of options granted was $.05 for the nine months ended March 31, 2010.  No options were granted prior to October 2009. As of March 31, 2010, there was $102,618 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average service period of 5.29 years. The Company utilizes historical volatility of other entities in a similar line of business for a period commensurate with the contractual term of the underlying financial statements. The Company issued 6,285,000 options to purchase common shares in the nine months ended March 31, 2010. As of May 14, 2010, 4,186,639 of the Company’s stock options were vested. The Company recognized stock-based compensation expense of $28,916 and $204,743 for the three and nine months ended March 31, 2010, respectively.

The fair values of the common stock underlying stock options granted during the nine months ended March 31, 2010 were estimated by the Company's board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair market value of our common stock underlying those options on the date of grant. Given the absence of a public trading market, the board of directors considered numerous objective and subjective factors to determine the best estimate of the fair market value of the common stock at each meeting at which stock option grants were approved. These factors included, but were not limited to, the following: contemporaneous valuations of the common stock, the lack of marketability of the common stock, developments in the business, revenue trading multiples of comparable companies in the Company's industry and the discounted present value of anticipated cash flows through 2012. If the Company had made different assumptions and estimates, the amount of recognized and to be recognized stock-based compensation expense could have been materially different. The Company believes that it has used reasonable methodologies, approaches and assumptions in determining the fair value of our common stock.

Impacts of Share-Based Compensation

Share-based compensation cost is included as part of operating expenses.  The table below summarizes the amounts recorded in the condensed consolidated statements of income for share-based compensation:

	Nine Months Ended March 31,
	2010	2009
Salary and wages expense	$204,743	$-
Income tax benefit related to share-based compensation	(78,826)	-
Total share-based compensation included in net income	$125,917	$-

9.   Income Taxes

As a result of the Share Exchange on August 31, 2009, the Company became a "C" corporation. Therefore, the income tax expense and liability for the nine months ended March 31, 2010 only reflect the tax provision for the seven months ended March 31, 2010.

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

The significant components of income tax expense (benefit) were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2010	2009	2010	2009

Current income tax expense (benefit)
U.S. Federal	$(358,133)	$-	$(51,332)	$-
State and local	(47,400)	-	(6,794)	-
Total current expense (benefit)	(405,533)	-	(58,126)	-
Change in tax status	-	-	(283,097)	-
Total income tax expense (benefit)	$(405,533)	$-	$(341,223)	$-

Prior to August 31, 2009 (date of Share Exchange), taxable income and losses were reported on the member’s tax returns.  Accordingly, for the three and nine months ended March 31, 2009, there were no deferred tax assets, liabilities or valuation adjustments.  A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is shown in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2010	2009	2010	2009
Statutory U.S. federal tax rate	34.0%	-	34.0%	-

Change in tax rate resulting from
LLC results not subject to federal or state income taxes	-	-	108.5%	-

State and local taxes	4.5%		4.5%
Shared-based compensation	-1.1%	-	-30.2%	-
Other	1.5%	-	14.0%	-
Effective Tax Rate	38.9%	-	130.8%	-

During the three months ended March 31, 2010 and 2009, the Company recorded a net income tax benefit of $405,533 and $0, respectively. For the nine months ended March 31, 2010, the Company’s income tax expense related to income earned after completion of the Share Exchange.

The Company’s income taxes payable and net deferred tax liability as of March 31, 2010 were comprised primarily of the deferred taxes associated with the Purchase Agreement (Note 6) and the Share Exchange (Note 1) and the related transition from a cash basis limited liability company to a accrual basis corporation.

10.   Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were available to be issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Amendment No. 2 to Form 10-KT/A for the period from January 1, 2009 to June 30, 2009 filed on April 22, 2010.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other materials we will file with the SEC contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, such as, but not limited to, the discussion of economic conditions in market areas and their effect on revenue growth, the discussion of our growth strategy, the effectiveness of our management information systems, and the availability of financing and working capital to meet funding requirements, and can generally be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions in the telecommunications industry; increased competition in the industry; our dependence on a certain customer; the availability of and costs associated with potential sources of financing; difficulties associated with managing future growth; our inability to manage our customer’s projects; our ability to continue as a going concern; our ability to raise funds to operate; the loss of key personnel; and our inability to attract and retain new qualified personnel.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the "Liquidity and Capital Resources" section under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other SEC reports and filings. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Verecloud is focused on providing professional services and business platform solutions to communication service providers ("CSPs"). These services and solutions are focused on the service delivery platform component of CSPs back office systems and enable CSPs to, among other things, operate more efficiently, introduce new products faster and deliver a better customer experience.

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

While professional services remain the Company’s sole source of revenue through at least mid-2010, the Company’s objective is to develop a unique platform, known as, Nimbus, which we hope will position the Company to exploit the opportunity created by the continued growth in cloud computing. Nimbus is expected to bridge the gap between (i) small-and-medium businesses, that want expanded and integrated services via the "cloud," (ii) CSPs who need innovative, high-margin services to drive growth, and (iii) innovative cloud computing solution providers who want access to the large distribution channel that CSPs have developed for voice and data services. The Company believes that Nimbus can potentially open new revenue opportunities, protect investments made in existing services and create a new distribution model for both CSPs and cloud computing solution providers in a low cost, high return manner.  The success of the Company’s plan will depend on several major factors.  First, its ability to raise the capital needed to develop Nimbus.  Second, the successful development of Nimbus into a commercially viable and competitive cloud-based solution.  Third, the Company’s ability to effectively market and sell the Nimbus solution to CSPs.  If the Company is unable to successfully execute on some or all of these factors, there could be a material adverse effect on the Company’s business, financial condition and results of operations.  Currently, the development of Nimbus is in the early phase with the focus on developing technical timelines and partner strategies.  The Company anticipates the beta phase will occur in the second quarter of 2010 with platform testing and integration hopefully occurring in the third quarter of 2010.  Commercial viability is targeted for the fourth quarter of 2010.  However, the entire foregoing plan is dependent on the Company’s ability to raise the needed capital in the first half of 2010.

Once Nimbus is commercially available, the Company anticipates focusing on three streams of revenue.  First, upfront integration fees charged to customers for integrating Nimbus into their existing systems.  Second, license and support fees for ongoing maintenance and support of the platform.  Finally, revenue sharing with the CSPs related to revenue generated via the Nimbus platform.  If the Company’s business plan is successful, the revenue share component is expected to be the major source of revenue moving forward.

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

Recent Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC"), and the Emerging Issues Task Force, to determine the impact of new pronouncements on GAAP and the impact on the Company.  The Company has adopted the following new accounting standards during the nine months ended March 31, 2010.

Accounting Standards Codification - In June 2009, FASB established the FASB Accounting Standards Codification ("ASC") as the single source of authoritative GAAP.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the SEC and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Variable Interest Entities - In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity ("VIE"). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning July 1, 2009.  The adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

There were no other accounting standards and interpretations issued recently which are expected to have a material impact on the Company's financial position, operations or cash flows.

Going Concern

The Company’s financial statements have been prepared on the basis of accounting principles applicable to a going concern.  However, at March 31, 2010, the Company had a stockholders' deficit and on November 2, 2009 the Company received a contract termination notice from its largest customer and lost more than 90% of its revenue.  This raises substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. Since January 2010, the Company has met with several investment firms and strategic partners in the software and telecommunications industries who have expressed interest in its strategy and could be potential investors in the Company. The Company is exploring funding options that include debt financing, equity investments, co-development arrangements and strategic alliances. The Company has not secured any financing or commitments. Assurances cannot be given that adequate financing can be obtained to meet the Company’s capital needs. If the Company is unable to generate profits and are unable to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease operations altogether. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the Company will be adversely affected and may have to cease operations.

In addition to continued development of Nimbus, the Company has shifted its current focus to acquiring new professional service engagements that will drive near term revenue and margin for the Company. As result, the Company has reduced its funding requirements to $3-5 million which, when combined with new customer revenue, can fund operations through 2011 and service the outstanding debt.  If the Company is able to raise the required capital and acquire new customers, it anticipates being cash flow positive in the fourth quarter of 2010. Management believes that actions presently being taken to raise funds and acquire new customers provide the opportunity for the Company to continue as a going concern.

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

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2010 and 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended March 31, (Unaudited)				Nine months ended March 31, (Unaudited)
	2010		2009		2010		2009
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
	in dollars except percentages				in dollars except percentages

Revenues	$260,433	100%	$1,910,859	100%	$5,126,586	100%	$5,903,123	100%

Cost of goods sold	129,999	50%	921,094	48%	2,299,535	45%	2,838,586	48%

Gross profit	130,434	50%	989,765	52%	2,827,051	55%	3,064,537	52%

Operating expenses	1,134,709	436%	577,989	30%	2,956,906	58%	1,241,979	21%

Operating income (loss)	(1,004,274)	-386%	411,776	22%	(129,855)	-3%	1,822,558	31%

Other income (expense)	(37,353)	-14%	4,443	0%	(131,084)	-3%	18,540	0%

Income tax expense (benefit)	(405,533)	-156%	-	0%	(341,223)	-7%	-	0%

Net income (loss)	$(636,095)	-244%	$416,219	22%	$80,284	2%	$1,841,098	31%

Revenue: Revenue for the three months ended March 31, 2010 decreased 86% compared to 2009 due to the termination of the SkyTerra contract in November 2009. Revenue for the nine months ended March 31, 2010 decreased 13% compared to the nine months ended March 31, 2009 primarily due to the increase of activity at SkyTerra and other customers in July 2009 through October 2009 more than offset by the termination of the SkyTerra contract in November 2009. See further explanation in the "Going Concern" section of the Management Discussion and Analysis.

Cost of Goods Sold: Cost of goods sold, which consists mainly of wage related expenses and travel expenses in the three and nine months ended March 31, 2010 decreased 86% and 19%, respectively. The decrease is a direct correlation with the revenue declines and is also driven by the SkyTerra termination in November 2009.  Our gross profit was 50% and 55% for the three and nine months ended March 31, 2010, respectively, versus 52% for each of the comparable periods in 2009.

Operating Expenses: Operating expenses for three and nine months ended March 31, 2010 increased 96% and 138%, respectively, versus the comparable periods in 2009.   These increases are driven by the stock-based compensation of $204,473 in the nine months ended March 31, 2010, increased headcount, additional marketing costs and higher legal and accounting costs due to the Share Exchange and reporting requirements of a public entity.

Other Income (Expense): Other income (expense) for the three and nine months ended March 31, 2010 was ($37,353) and ($131,084), respectively, vs. $4,443 and $18,540 for the comparable periods in 2009 and consists primarily of interest expense and interest income. For the three and nine months ended March 31, 2010, interest expense was $38,319 and $134,693, respectively. This is interest expense associated with the outstanding note payable (Note 6). There was no interest expense in the comparable periods of 2009. Interest income for the three and nine months ended March 31, 2010 was $965 and $3,608, respectively compared to $5,056 and $18,540 for the comparable periods in 2009.

Net Income (Loss): For the three and nine months ended March 31, 2010, we reported a net loss of $636,095 and  net income of $80,284, respectively, compared to net income of $416,219 and $1,841,098 for the three months and nine months ended March 31, 2009, respectively. For the three months ended March 31, 2010, the net loss is driven by the termination of the SkyTerra contract in November 2009.

Liquidity and Capital Resources

Cash Flow Activity

Cash and cash equivalents were $326,971 and $540,479 as of March 31, 2010 and June 30, 2009, respectively.

The change in cash and cash equivalents during the periods presented was as follows:

	Three months ended March 31, (unaudited)		Nine months ended March 31, (unaudited)
	2010	2009	2010	2009
	(in dollars)		(in dollars)

Net cash from (used in) operating activities	$(912,941)	$636,567	$1,151,307	$1,447,259
Investing Activities	0	(141,114)	(18,194)	(162,870)
Financing Activities	(280,000)	(600,000)	(1,346,623)	(1,620,000)
Net (decrease) in cash and cash equivalents	$(1,192,940)	$(104,547)	$(213,509)	$(335,611)
Cash and cash equivalents at the beginning of the period	1,519,911	1,439,766	540,479	1,670,830
Cash and cash equivalents at the end of the period	$326,971	$1,335,219	$326,971	$1,335,219

Operations: Net cash used in operating activities during the three months ended March 31, 2010 was $912,241, compared to $636,567 during the comparable period of 2009, a decrease of $1,549,507.  This decrease is due to the SkyTerra termination and loss of a major portion of the Company’s revenue beginning in November 2009.

Investing: Net cash used in investing activities, consisting primarily of capital expenditures, for the three months ended March 31, 2010 was $0, compared to $18,194 for three months ended March 31, 2009.  Our capital expenditures consist mainly of office and computer equipment.

Financing: Net cash used in financing activities for the three months ended March 31, 2010 was $280,000, consisting of one principal payment on the note payable.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its operations.

As of March 31, 2010, total current assets were $637,474 which consisted of $326,971 of cash, $247,537 of accounts receivable and $62,966 of other current assets.

Accounts receivable at March 31, 2010 were $247,537 compared to $1,372,860 at June 30, 2009.  This decrease of $1,125,323 was driven by reduction in revenue due to the SkyTerra contract termination in November 2009.

Accounts payable at March 31, 2010 were $101,316 compared to $178,519 at June 30, 2009.  This decrease of $77,203 was driven by the reduction in amounts due to contractors as a result of the SkyTerra contract termination.

Income taxes payable at March 31, 2010 were $238,682 compared to $0 at June 30, 2009.  Prior to the Share Exchange, Cadence II was a limited liability company using cash basis accounting for tax purposes.  The income taxes payable at March 31, 2010 represent tax effected balance due on accounts receivable that were outstanding at August 31, 2009 and collected in September 2009.  Due to anticipated operating losses for the remainder of the fiscal year ending June 30, 2010 that are expected to offset this liability, the Company does not expect to owe any taxes for the full fiscal year.

As of March 31, 2010, we had a negative working capital balance of $1,720,315, consisting of current assets of $637,474 and current liabilities of $2,357,789. This represents a decrease of $2,329,198 from the working capital balance of $608,883 at June 30, 2009.  This decline is driven primarily by classification of the note payable to the former members’ of Cadence II in the amount of $1,960,000 to current liabilities since the Company has fallen below the $750,000 minimum cash balance requirement. See Note 6 to the financial statements for more information. In addition, the increase in income taxes payable of $238,682 is due to the conversion from a cash basis limited liability company to an accrual basis corporation.  This income taxes payable balance is expected to be offset the tax benefit of by expected operating losses from January 1, 2010 through June 30, 2010. Our current assets consist primarily of cash, which is deposited in short term, interest bearing accounts, and accounts receivable. We have historically relied on normal operations to fund our operations. Due to the termination of the SkyTerra contract, we will need to raise additional capital to execute our business strategy.

Net cash from operating activities during the nine months ended March 31, 2010 was $1,151,307, compared to $1,447,259 for the nine months ended March 31, 2009, a decrease of $295,952. Net cash used in investing activities, consisting primarily of capital expenditures, for the nine months ended March 31, 2010 was $18,194, compared to $162,870 for the nine months ended March 31, 2009. Our capital expenditures consist mainly of office and computer equipment. Net cash used in financing activities for the nine months ended March 31, 2010 was $1,346,623, consisting of distributions to the former Cadence II members, paydown of long term debt and the purchase of members' interest in May 2009. Cash and equivalents decreased to $326,971 as of March 31, 2010, from $540,479 as of June 30, 2009, a net decrease in cash of $213,508.

Off-Balance Sheet Arrangements

As of and subsequent to March 31, 2010, we have no off-balance sheet arrangements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.         Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings

We are not a party and our property is not subject to any material pending legal proceedings nor are we aware of any threatened or contemplated proceeding by any governmental authority against the Company.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

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

VERECLOUD, INC.

Date: May 14, 2010	By:	/s/ John McCawley
John McCawley
Chief Executive Officer

Date: May 14, 2010	By:	/s/ James R. Buckley
James R. Buckley
Chief Financial Officer