Form 10-K
period 2010-06-30
Verecloud, Inc.
filed 2010-09-28
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

YES ☐     NO ☒

Aggregate market value of common stock held by non-affiliates as of June 30, 2010, was $109,760 (computed by reference to the most recent valuation as of June 30, 2010 of $0.02 per shares).

As of September 28, 2010, the Company had 70,098,000 shares of its $.001 par value common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for Verecloud, Inc. (the "Company," "Verecloud," "us," "we," or "our") contains "forward-looking statements." All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in "Risk Factors" and elsewhere in this Annual Report on Form 10-K. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the telecommunications service business is very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

PART I

ITEM 1. BUSINESS

General

Verecloud is headquartered in Englewood, Colorado and provides transformation solutions to the telecommunications industry.  Verecloud currently derives its revenue from professional service contracts with communication service providers ("CSPs"), but anticipates future revenue generation from its emerging cloud aggregation platform, Nimbus Exchange (“Nimbus”).  If fully developed, Nimbus will allow CSPs to integrate new products and services and derive new revenue streams from emerging cloud-based applications and service offerings.

History of Verecloud

The Company began in 2006 as Cadence II, LLC, a Colorado limited liability company, doing business as, Network Cadence ("Network Cadence"), and has driven operational improvements and innovation with clients across the telecommunications landscape through professional services contracts. From architecture design to solution, or technology selection to delivery and implementation, Network Cadence provided professional service solutions in all areas of operational support systems (service creation, order fulfillment, inventory, activation and provisioning, assurance and billing, among others).

On August 31, 2009, a web development company, Sage Interactive, Inc., a Nevada corporation ("Sage"), consummated a share exchange ("Share Exchange") with the sole member of Network Cadence, pursuant to which it acquired all of the membership interests of Network Cadence in exchange for the issuance to the sole member of Network Cadence of 42,320,000 shares of our common stock, par value, $0.001.  After the Share Exchange, business operations consisted of those of Network Cadence and the operations of Sage ceased.  The Share Exchange was treated as a merger of Sage and Network Cadence, which is accounted for as a reverse acquisition with Network Cadence being the acquirer for financial reporting purposes.  As such, for all disclosures referencing shares authorized, issued, outstanding, reserved for, per share amounts and other disclosures related to equity, amounts have been retroactively restated to reflect share quantities as if the exchange of Network Cadence membership interest had occurred at the beginning of the periods presented as altered by the terms of the Share Exchange.  Upon the closing of the Share Exchange, the Company amended its Articles of Incorporation to change the name of the Company to Network Cadence, Inc. and Network Cadence became a wholly-owned subsidiary of Network Cadence, Inc.

On January 25, 2010, the Company instituted a four-for-one forward split of its common stock and amended its Articles of Incorporation to change the name of the Company from Network Cadence, Inc. to Verecloud, Inc. All historical information with regard to shares outstanding has been adjusted to reflect the split.

Our Business

For the past four years, Verecloud has driven operational improvements and innovation with clients across the telecommunications landscape through professional services contracts. From architecture design to solution, or technology selection to delivery and implementation, Verecloud has provided professional service solutions in areas of operational support systems (service creation, order fulfillment, inventory, activation and provisioning, assurance and billing, among others).  For the periods covered by this Annual Report on Form 10-K, the Company’s revenue stream consists solely of billable professional services.  No software or product revenue has yet occurred.

While professional services remain the Company’s sole source of revenue as of the date of this Annual Report on Form 10-K, the Company’s objective is  to develop a unique platform known as Nimbus, which it hopes will position the Company to exploit the opportunity created by the continued growth in cloud computing. Nimbus is expected to bridge the gap between (i) small and medium businesses that want expanded and integrated services via the "cloud," (ii) CSPs who need innovative, high-margin services to drive growth, and (iii) innovative cloud computing solution providers who want access to the large distribution channel that CSPs have developed for voice and data services. The Company believes that Nimbus can potentially open new revenue opportunities, protect investments made in existing services, and create a new distribution model for both CSPs and cloud computing solution providers in a low cost, high return manner.  The success of the Company’s plan will depend on several major factors.  First, its ability to fund the development of Nimbus.  Second, the successful development of Nimbus into a commercially viable and competitive cloud-based solution.  Third, the Company’s ability to effectively market and sell the Nimbus solution to CSPs.  If the Company is unable to successfully execute on some or all of these factors, there could be a material adverse effect on the Company’s business, financial condition and results of operations.  Currently, the Company is actively seeking new customers who will participate in a pilot project that further the development of Nimbus and establish commercial viability of the Nimbus solution.

Once Nimbus is commercially viable, the Company anticipates focusing on three streams of revenue.  First, upfront integration fees charged to customers for integrating Nimbus into their existing systems.  Second, license and support fees for ongoing maintenance and support of the platform.  Finally, revenue sharing with the CSPs related to revenue generated via the Nimbus platform.  If the Company’s business plan is successful, the revenue share component will be the major source of revenue moving forward.

Market Overview

The global telecommunications industry is a multi-trillion dollar per year industry. CSPs offer a bundle of services that include voice, video, data and wireless services along with the growing opportunities to offer additional value-added services to its residential and business customers. CSPs include, among others, traditional phone and data providers, cable and satellite operators and wireless providers. These providers include major players such as AT&T, Verizon, Comcast, Time Warner, Sprint, T-Mobile, Qwest, and British Telecom. In addition, there are also many smaller providers that account for less than 50% of the global market, but also play a critical role both domestically and internationally.  In addition, other providers such as utilities and distributors are exploring ways to offer value-added services and enhance their back office efficiencies through the use of new technology tools and solutions.

Historically, CSPs have managed to satisfy growing demand for their services by continuing to add hardware to their communication networks. Rather than upgrading their core software systems, CSPs have added more servers, switches and routers. While capacity and capability of the CSPs' commercial network broadly expanded, the two supporting software components, the Operational Support System and Business Support System ("OSS/BSS") remained relatively unchanged.   OSS are a set of programs that help CSPs monitor, control, analyze and manage a telephone or computer network. BSS are systems which help CSPs run their business operations when dealing with customers with respect to, taking orders, processing bills, and collecting payments. CSPs, while wanting to add new services, realized they had to overcome significant hurdles such as the dated designs of their legacy OSS/BSS and the high cost of deploying new technology in order to capture new revenue opportunities. High deployment costs, coupled with an inability to leverage existing hardware resources, have been identified within the industry as "the Integration Tax."

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

Telecommunications Transformation, or Telco 2.0, is accepted terminology that refers to this overall paradigm shift which reduces the Integration Tax, enabling CSPs to innovate and provide value-added services to their customers. This can only be accomplished through the deployment of a service delivery platform ("SDP") layer that enables linkage of disparate network components and Internet based applications (from any source) with legacy back-office systems unique to each CSP. SDPs are a set of components which interface with legacy OSS/BSS systems to create a new entry point for adding, managing, and innovating new services. When a CSP desires to develop a new communication service, they can work directly with the SDP rather than inefficiently interfacing directly with the OSS/BSS. This ultimately creates a way to deliver new services more quickly and at lower cost.

Products and Services

As a result of experience in the telecommunications sector and operational support systems, with significant focus on operational support systems, Verecloud has identified the need for a creative solution in the service management layer via the SDP. The service management layer resides between the traditional OSS/BSS and the commercial network of all CSPs and is designed to address all phases of a service lifecycle. Our approach in the service management layer consists of the following:

•
Service Catalog / Inventory – Maintains the repository of the service specification definition and instances of the service. The catalog is the central hub of service management that maintains the data model, processes, and rules for the service in its various lifecycle stages.

•
Service Fulfillment – This function is commonly referred to as service provisioning or service activation. It provides the CSP with the ability to allocate capabilities and/or resources, either physical or logical, for the service with as much automation as possible. This function significantly reduces the classic "swivel chair" conundrum created by multiple systems input existing in most CSPs today.

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

•
Service Charging – New converged services that cross technological and organizational boundaries create complexity in charging and billing. Traditional back-office systems designs do not offer the unique charging options desired by customers. Verecloud has employed an IP Multimedia Subsystem architectural orientation to support real-time charging of composite services. This creative approach offers a CSP greater flexibility in pricing their offerings to customers and provides for revenue assurance capabilities to confirm proper billing based upon accurate usage.

•
Service Delivery –A unified SDP is an enabler for a CSP to offer converged services in a much more flexible and adaptable environment than what has traditionally been available. SDPs enable rapid, lower cost service creation for product developers seeking to experiment with offerings, accomplished with minimal required involvement from information technology ("IT") and network operations personnel.

Nimbus

Verecloud began funding its research and development activities for the Nimbus project in January 2009 with retained earnings from operations.  This research and development project was chartered to develop a proof of concept to evaluate product potential, functionality and product deliverability.  Through June 30, 2010, the cost of this research and development project totaled approximately $1.1 million. These costs consisted primarily of salaries and wages associated with our technical staffing in assessing the viability, potential and technical requirements of the Nimbus solution.  Going forward, our research and development spending will focus on the development of the Nimbus solution. The level of spending will depend on our ability to generate excess cash from operations and/or our ability to raise additional funds through equity or debt financing to fund Nimbus development.

Business Strategy

While professional services remain the near term opportunity to drive revenue and operating margin growth, the Company is developing Nimbus which is expected to position the Company to exploit the opportunity created by the continued growth in cloud computing.  Nimbus will bridge the gap between (i) small and medium businesses that want expanded and integrated services via the "cloud,"(ii) CSPs who need innovative, high-margin services to drive growth, and (iii) innovative clouding computing solution providers who want access to the large distribution channel that CSPs have developed for voice and data services. We believe that Nimbus can potentially open new revenue opportunities, protect investments made in existing services and create an exciting new distribution model for both CSPs and cloud computing solution providers in a low cost, high return manner.

Verecloud is focused on providing professional services and business platform solutions to CSPs and utilities and distributors.   These services and solutions are focused on the service delivery platform component of CSPs back office systems and enable CSPs and utilities to, among other things, operate more efficiently, introduce new products faster and deliver a better customer experience.

Customers

Our customer base has been focused in the telecommunications space. Since inception, the majority of our revenue has come from one significant customer, LightSquared (formerly known as Skyterra). For the years ended June 30, 2010 and 2009, LightSquared represented 83% and 99% of our revenue, respectively.  In November 2009, we received a contract termination notice from LightSquared which reduced our revenues by approximately 90%, beginning in November 2009. Subsequent to this termination, we expanded our customer base and have successfully driven new revenue through professional service engagements with Qwest Communications, Numerex, Taser and GigaSpaces Technologies. In May 2010, we re-engaged with LightSquared to provide professional services.  We continue to focus on expanding our customer base through both professional services and implementations of the Nimbus platform to tier 1 and tier 2 CSPs.

Competition

The competitive landscape includes firms that are attempting to address CSP transformational needs in the telecommunications industry and can be segmented into three areas:

•	large-scale systems integrators (e.g. – Accenture and IBM);

•	full suite solution providers (e.g. – Oracle, SAP, Microsoft, and IBM); and

•	CSP transformation agents who seek to redefine how CSPs deliver services (e.g. – JamCracker and Amdocs).

Large-scale systems integrators are engaged based upon their broad knowledge in solving well-defined CSP problems. Their approach provides a "remedy to a status-quo environment" versus implementation of transformational change. These large competitors are focused on multi-year, expensive projects that may not solve the problem that Verecloud addresses.

Full Suite solution providers offer a suite of products, that when fully implemented, provide an integrated approach in solving the CSPs transformation needs. Their approach, however, comes at a great expense to CSPs. It can be very time consuming to implement, very costly, provides a "one-size-fits-all" solution, and is integrated only within the bounds of their suite. Their solution does not integrate with a CSPs unique legacy OSS/BSS environment. Cost of implementing a full suite of products results in a much lower return on investment for the CSP than a more flexible and less expensive Verecloud solution.

CSP transformation agents are emerging as CSPs embrace the value of and need for a service delivery layer platform. These competitors are small and are narrowly focused on specific areas. For example, they may address order management, but have not fully addressed how this solution integrates with other areas of the overall service lifecycle.

Based on these definitions, Verecloud is considered a CSP transformation agent. It is our belief that the Verecloud methodology provides a superior end-to-end solution that is:

•	significantly more robust than that of other CSP transformation agents;

•	less expensive and more cost effective; and

•	more nimble, flexible, and more suitable to the dynamically evolving needs of all CSPs.

Marketing and Advertising

Verecloud is focused on marketing its professional services and business platform solutions to CSPs.  These services and solutions are focused on the SDP component of CSPs back office systems and enable CSPs to, among other things, operate more efficiently, introduce new products faster and deliver a better customer experience. Verecloud aims to be recognized as a "thought leader" in providing nimble, flexible, cost effective solutions for cloud computing enablement. Our thought leadership position will be bolstered in the marketplace through contributed editorial articles, speaking engagements and press interviews.

Intellectual Property and Proprietary Rights

Verecloud claims rights in its inventions, code, and other intellectual property that it has created and that is contained in its service management layer, Nimbus, and other components of Verecloud's future products and current services.  It has not sought formal registration or filed any U.S. patent or copyright applications for such intellectual property.  It has filed a federal application with the U.S. Patent & Trademark Office for the trademark VERECLOUD (U.S. Ser. No. 77/929,616).

Employees

We currently have 21 full time employees. In addition to our full time employees, we have ten contractors who work on customer projects and corporate activities.

None of our employees is covered by a collective bargaining agreement.  We believe that our employee relations are good.

ITEM 1A.   RISK FACTORS

We operate in a dynamic environment that involves numerous risks and uncertainties. The following section describes some of the risks that may adversely affect our business, financial condition, operating results and cash flows; these are not necessarily listed in terms of their importance or level of risk. If any of the events or circumstances described below were to occur, our business, financial condition and results of operations could be materially adversely affected.  As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment.

Risks Related to Our Business

Weakened economic conditions and uncertainty could adversely affect our operating results.

Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies have experienced a prolonged downturn as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment and volatility in commodity prices and worldwide stock markets. The severity or length of time these economic and financial market conditions may persist is unknown. During challenging and uncertain economic times and in tight credit markets, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for software purchases or require more negotiation of contract terms and conditions. These economic conditions could result in reductions in revenue, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. In addition, continued deterioration of the global credit markets could adversely impact our ability to complete sales of our solutions and services or the value of our financial assets. Any of these events would likely harm our business, financial condition, operating results and cash flows.

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

Our engagements may involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. Any defects or errors or failure to meet customers’ expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we may guarantee customers that we will complete a project by a scheduled date or that the network will achieve certain performance standards. If the project or network experiences a performance problem, we may not be able to recover the additional costs we would incur, which could exceed revenues realized from a project.

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

Moreover, experienced computer programmers and hackers may be able to penetrate our network security, or that of our customers, and misappropriate confidential information, create system disruptions or cause shutdowns. If this were to occur, we could incur significant expenses in addressing problems created by security breaches of our network.  In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design and manufacture, including "bugs" and other problems that can unexpectedly interfere with the operation of our systems.  The costs to eliminate or alleviate security problems, viruses, worms and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service.

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

Risks Relating To Our Company

We operate at a loss on a monthly basis.

On a monthly basis, we currently do not operate at a profit. With expected growth at our existing customers as well as new revenue streams from the rollout of Nimbus, we hope to become profitable in fiscal year 2011. However, we cannot assure you that we will ever be profitable and you should not invest unless you are prepared to lose your entire investment.

For the period covered by this report, we had a material weakness in our system of internal controls, which may prevent us from accurately reporting our financial results or prevent fraud.  The Company has established a plan to remediate this material weakness.  If we are unable to effectively implement the remediation plan, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock, if we are ever able to list it on an exchange.

For the period covered by this report, we had a material weakness in our system of internal controls.  In July 2010, the Company established a plan to remediate this material weakness. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Internal control weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Our clients typically retain us on a non-exclusive basis. Many of our client contracts, including those that are on a fixed price, fixed time frame basis, can be terminated by the client with or without cause upon 90 days’ notice or less and generally without termination-related penalties. Additionally, our contracts with clients are typically limited to discrete projects without any commitment to a specific volume of business or future work and may involve multiple stages. In addition, the increased breadth of our service offerings may result in larger and more complex projects for our clients that require us to devote resources to more thoroughly understand their operations. Despite these efforts, our clients may choose not to retain us for additional stages or may cancel or delay planned or existing engagements due to any number of factors, including:

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

We are a public reporting company and accordingly subject to the information and reporting requirements of the Securities Act of 1933 (the "Securities Act"), the Securities and Exchange Act of 1934 (the "Exchange Act") and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). As a public company, these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. Some members of our management team have limited or no experience operating a company whose securities are publicly reported, traded or listed on an exchange, and with the Securities and Exchange Commission's ("SEC") rules and requirements, including SEC reporting practices and requirements that are applicable to a publicly reporting or publicly-traded company. We may need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of Sarbanes-Oxley, when applicable, we may not be able to obtain the independent accountant certifications required by Sarbanes-Oxley.

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

Our Articles of Incorporation, as amended, authorize our board of directors to issue up to 5,000,000 shares of preferred stock, of which no shares have been issued. Our preferred stock is issuable in one or more series and our board of directors has the power to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by stockholders. As a result of the existence of this "blank check" preferred stock, potential acquirers of the Company may find it more difficult to, or be discouraged from, attempting to effect an acquisition transaction with, or a change of control of, the Company, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions.

The success of our business depends on the continuing contributions of our senior management and other key personnel who may terminate their employment with us at any time causing us to lose experienced personnel and to expend resources in securing replacements.

We depend substantially on the current and continued services and performance of our senior management and other key personnel. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe that our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors and that our future success will depend upon our ability to hire and retain these key employees and our ability to attract and retain other skilled financial, engineering, technical, and managerial personnel. While employment agreements are in place for our President, Chief Financial Officer, Chief Operating Officer and Chief Technology Officer, these individual and other employees may voluntarily terminate their employment at any time.

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

  Risks Relating To Our Common Stock

Our common stock is currently listed on the OTC Bulletin Board, which presents challenges for our investors.

We are currently listed on the OTC Bulletin Board, which presents issues with respect to the trading of our common stock.  The OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. The OTC Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

	• the lack of readily available price quotations;

• the absence of consistent administrative supervision of "bid" and "ask" quotations;

• lower trading volume;

• market conditions;

• technological innovations or new products and services by us or our competitors;

• regulatory, legislative or other developments affecting us or our industry generally;

• limited availability of freely tradable "unrestricted" shares of our common stock to satisfy purchase orders and demand;

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

Because our common stock may be classified as "penny stock," trading may be limited, and the share price could decline.

Because our common stock may fall under the definition of "penny stock," trading in the common stock, if any, may be limited because broker-dealers would be required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving the common stock.

"Penny stocks" are equity securities with a market price below $5.00 per share other than a security that is registered on a national exchange, included for quotation on the NASDAQ system or whose issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

 Rules promulgated by the SEC under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

● all compensation received by the broker-dealer in connection with the transaction;

● current quotation prices and other relevant market data; and

● monthly account statements reflecting the fair market value of the securities.

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

As of September 28, 2010, John McCawley controls 60.4% of the Company which will have an impact on all major decisions on which our stockholders may vote and which may discourage an acquisition of our Company.

Currently, John McCawley owns approximately 60.4% of our outstanding common stock.   In addition, he is also one of our directors and our Chief Executive Officer. The interests of Mr. McCawley may differ from the interests of other stockholders. As a result, Mr. McCawley will have the ability to significantly impact virtually all corporate actions requiring stockholder approval, vote, including the following actions:

● election of our directors;

● the amendment of our organizational documents;

● the merger of our company or the sale of our assets or other corporate transaction; and

● controlling the outcome of any other matter submitted to the stockholders for vote.

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

ITEM 2.  PROPERTIES

Our principal address is 6560 South Greenwood Plaza Boulevard, Number 400, Englewood, Colorado, 80111. We currently lease approximately 10,000 square feet of office space. Our lease expires in December 2010.

In addition, the Company has an apartment lease in Reston, Virginia that is month to month at a monthly rate of $4,050.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since September 1, 2010, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the NASDAQ Stock Market, and prices for our common stock are published under the trading symbol "VCLD". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

As of September 28, 2010, the highest bid price of our stock is $0.15 per share but no trading has yet occurred.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

The number of holders of record of shares of our common stock is approximately thirty-six (36).

Dividend Policy

There have been no cash dividends declared on our common stock.  Dividends are declared at the sole discretion of our board of directors.

Recent Sales of Unregistered Securities and Use of Proceeds

On February 24, 2010, we issued 898,000 shares of our common stock to various consultants of the Company for services rendered.  The common stock was sold in a private transaction, without registration in reliance on the exemption by Section 4(2) of the Securities Act.  The consultants had a pre-existing relationship with the Company and had access to all material information pertaining to the Company and its financial condition.  No broker was involved and no commissions were paid in the transaction.  The Stock certificates were issued with the appropriate restrictive legend prohibiting resale except under certain circumstances.

All other unregistered sales of the Company's securities for the year ended June 30, 2010, have been previously disclosed on the Company's Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Transfer Agent

Island Stock Transfer, Inc. is the Company's transfer agent.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of June 30, 2010, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--

Equity compensation plans not approved by security holders	15,100,000	$0.04	900,000
Total (1)	15,100,000	$0.04	900,000

For the full disclosure regarding the Company’s equity compensation plans, please see Note 9 to the Company’s Audit Financial Statements, located in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Annual Report on Form 10-K. Unless indicated otherwise, results of operations data in this MD&A are presented in accordance with United States generally accepted accounting principles ("GAAP").

Overview

Verecloud is headquartered in Englewood, Colorado and provides transformation solutions to the telecommunications industry. We create and implement functional architectural designs that solve the problems related to the high costs of integration for CSPs. Through our proprietary methodology, we enable CSPs to dramatically improve performance in deploying new services while reducing their operation costs.  We currently derive our revenue from professional services and are in the process of developing and rolling out a cloud-based network solution known as Nimbus.

Major events that occurred in the year ended June 30, 2010 include the following:

•
On August 31, 2009, we consummated the Share Exchange with the sole member of Network Cadence, pursuant to which we acquired all of the membership interests in Network Cadence in exchange for the issuance to the sole member of Network Cadence of 42,320,000 shares of our common stock representing at that time, 92.0% of our issued and outstanding common stock.  After the Share Exchange, our business operations consist of those of Network Cadence.  Upon the closing of the Share Exchange, we amended our Articles of Incorporation to change the name of the Company to Network Cadence, Inc.

•
On November 2, 2009, we received a contract termination notice from our largest customer, LightSquared. As a result, we lost more than 90% of our revenue and reduced our workforce by approximately 50%. In May 2010, we re-engaged with LightSquared to provide professional services.

•
On January 25, 2010, we instituted a four-for-one forward split of our common stock and amended our Articles of Incorporation to change the name of the Company from Network Cadence, Inc. to Verecloud, Inc.

•
On June 10, 2010, we entered into a loan agreement (the "Loan Agreement") with TMG Holdings Colorado, LLC, a Texas limited liability company ("TMG Colorado").  Pursuant to the Loan Agreement, TMG Colorado agreed to provide us with a revolving line of credit in the principal amount of up to $1,564,000 pursuant to a revolving credit note.  As of September 28, 2010, we have borrowed $1,314,000 pursuant to the Loan Agreement.

•
On June 10, 2010, we entered into a subscription agreement (the "Subscription Agreement") with TMG Holdings, LLC, a Texas limited liability company ("TMG Holdings"), and an affiliate of TMG Colorado.  Pursuant to the Subscription Agreement, we issued TMG Holdings 21,800,000 shares of our common stock for $0.02 per share, or an aggregate purchase price of $436,000.

•
On June 11, 2010, we entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Pat and Ann Burke (collectively, the "Burkes"), former owners of membership interests in Network Cadence.  Pursuant to the Note Purchase Agreement, we: (i) paid the Burkes $750,000 in full satisfaction and repayment of the promissory note issued to the Burkes on May 26, 2009 pursuant to the Purchase Agreement dated May 26, 2009 between Network Cadence and the Burkes (the "Interests Purchase Agreement") whereby Network Cadence purchased 100% of the Burkes' membership interests in Network Cadence; and (ii) issued to the Burkes a Common Stock Purchase Warrant (the "Warrant"), pursuant to which the Burkes may purchase up to 1,250,000 shares of the Company's common stock for $.01 per share.  The Warrant is exercisable for five years and may be exercised on a cashless basis.  Pursuant to the terms of the Note Purchase Agreement, we terminated the Interests Purchase Agreement.

While professional services remain our sole source of revenue through at least 2010, our objective is  to develop a unique platform known as Nimbus, which we hope will exploit the opportunity created by the continued growth in cloud computing. Nimbus is expected to bridge the gap between (i) small and medium businesses that want expanded and integrated services via the "cloud," (ii) CSPs who need innovative, high-margin services to drive growth, and (iii) innovative cloud computing solution providers who want access to the large distribution channel that CSPs have developed for voice and data services. We believe that Nimbus can potentially open new revenue opportunities, protect investments made in existing services and create a new distribution model for both CSPs and cloud computing solution providers in a low cost, high return manner.  Our success in executing this plan will depend on several major factors.  First, our ability to fund the development of Nimbus.  Second, the successful development of Nimbus into a commercially viable and competitive cloud-based solution.  Third, our ability to effectively market and sell the Nimbus solution to CSPs.  If we are unable to successfully execute on some or all of these factors, there could be a material adverse effect on our business, financial condition and results of operations.  Currently, the development of Nimbus is in the early phase with the current focus on developing technical timelines and partner strategies.  We are actively seeking new customers who will participate in a pilot project that will help to establish commercial viability of the Nimbus solution.

Once Nimbus is commercially available, we anticipate focusing on three streams of revenue.  First, upfront integration fees charged to customers for integrating Nimbus into their existing systems.  Second, license and support fees for ongoing maintenance and support of the platform.  Finally, revenue sharing with the CSPs related to revenue generated via the Nimbus platform.  If our business plan is successful, the revenue share component will be the major source of revenue moving forward.

Outlook

Our business model seeks to provide solutions to traditional CSPs, enabling them to innovate and provide value-added services to their customers via cloud computing. We expect to accomplish our business model by utilizing the core competencies of our team to deliver and deploy Nimbus within the CSPs operating environment.

We are currently targeting domestic and international tier 1 and tier 2 CSPs who have a desire to transform their operations to deliver highly optimized cloud-based services to their customers. In particular, we will place a high priority on partnering with CSPs who intend to target the small-and-medium business customer, due to size of the opportunity for incremental services and revenue via cloud computing in the near term.

Revenue

With this market opportunity, Verecloud is targeting three key revenue streams:

• Nimbus implementation and integration;

• ongoing system upgrades; and

• revenue share on CSPs new products and services.

As our revenues increase, we plan to continue to invest in marketing and sales, in addition to research and development, by increasing our presence within the industry and well as continued targeted sales efforts within and outside the telecommunications industry.  We do not expect significant revenue from the above streams until 2011. Revenue for the remainder of 2010 is expected to consist solely of professional service fees from our existing customers.

Cost of Goods Sold

Our costs of goods sold include direct staff costs associated with professional service activities as well as, going forward, ongoing costs associated with Nimbus upgrades and deployments and customer support. Our gross margins are expected to remain in the 50-60% range as we gain scale and efficiencies with each added customer.

Operating Expenses

With the expected growth in revenue, general, legal and administrative expenses are expected to increase. We expect to continue to add supporting staff in finance and operations as we grow the business.  As we expand our customer base and increase our professional services and integration revenue, our overall staffing (employees and contractors) is expected to increase on a variable basis (revenue led hiring).

Historical Information

Historical performance should not be viewed as indicative of future performance, as there can be no assurance that operating income or net earnings will be sustained at these levels. For a discussion of factors affecting operating results, see the Risk Factors section above.

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:
	Year Ended June 30,
	2010		2009
		% of		% of
	Amount	Revenues	Amount	Revenues
	in dollars except percentages

Revenue	$5,840,706	100%	$8,438,253	100%

Cost of goods sold	2,621,577	45%	4,062,347	48%

Gross profit	3,219,129	55%	4,375,906	52%

Operating expenses	4,076,704	70%	1,776,072	21%

Operating income (loss)	(857,575)	-15%	2,599,834	31%

Other income (expense)	(122,823)	-2%	3,753	0%

Income tax expense (benefit)	(579,905)	-10%	-	0%

Net income (loss)	$(400,493)	-7%	$2,603,587	31%

Revenue: Revenue for the year ended June 30, 2010 decreased 31% compared to the year end June 30, 2009.  This decline was driven by the termination of the LightSquared contract in November 2009, partially offset by revenue from new customers in the second half of the fiscal year. All of our revenue for the years ended June 30, 2010 and 2009 was related to professional services engagements with seven customers.

Cost of Goods Sold: Cost of goods sold, which consists mainly of wage related expenses and travel expenses, decreased 35% in the year ended June 30, 2010 vs. the same period in fiscal year 2009. This decline is consistent with the year over year revenue decline noted above.

Gross Profit: Our gross profit as a percentage of revenue increased from 52% in 2009 to 55% in 2010, mainly driven by the use of lower cost labor on our professional service engagements.

Operating Expenses: Operating expenses for the year ended June 30, 2010 were up 132% versus the comparable period in 2009. This was driven by three major factors:

•
Our salary and consulting costs were a combined $1,572,383 in 2010 due to (i) expansion of the leadership team, (ii) increase in non billable staff time after the termination of the LightSquared contract, and (iii) increase in consulting expense as the company established its strategic direction and market expansion plans. Stock compensation expense of $270,700 is included in salaries and wages for the year ended June 30, 2010. There was no stock compensation expense recorded in the year ended June 30, 2009.

•
Our legal and accounting expenses increased $395,737 in 2010 mainly due to (i) the costs associated with the Share Exchange, (ii) the ongoing compliance costs associated with the Securities Act and the Exchange Act, and (iii) expansion of the stock ownership and compensation plans of the Company.

•	Our marketing expenses increased $231,787 in 2010 due to additional headcount and expansion of sales and marketing efforts related to new customer acquisition and company identity.

Other Income (Expense): Other income (expense) for the year ended June 30, 2010 was ($122,823), consisting primarily of interest expense on the outstanding debt offset by interest income of $3,704. For the comparable period in 2009, interest income was $20,057 and interest expense was $16,489. The increase is due to a nearly full year of interest expense on the outstanding note related to the purchase of the interests of Network Cadence's two former principals.

Income Tax Expense (Benefit): We recorded an income tax benefit of $579,905 in the year ended June 30, 2010. This is driven by the tax benefit on the operating losses incurred after completion of the Share Exchange on August 31, 2009. As a result of the Share Exchange, the Company became subject to corporate U.S. federal, state and local taxes beginning in September 2009. Prior to August 31, 2009, Network Cadence was a pass-through entity for U.S. federal income tax purposes and U.S. federal, state, and local income taxes were not provided for this entity as it was not a taxable entity.

Net Income (Loss): For the year ended June 30, 2010, we reported a net loss of $400,493, compared to net income of $2,603,587 for the year ended June 30, 2009.  This decline is driven by the loss of the LightSquared contract and the increase in overall operating expenses as explained above.

Impact of Inflation

Historically, inflation has not had a material effect on us.

Liquidity and Capital Resources

Cash and equivalents at June 30, 2010 were $197,151, down from $540,479 as of June 30, 2009.

As of June 30, 2010, total current assets were $864,356, which consisted of $197,151 of cash, $632,962 of accounts receivable, and $34,243 of other current assets. The accounts receivable balance relates to revenue that is either current or 30 days outstanding.

As of June 30, 2010, we had a working capital balance of $369,558, consisting of current assets of $864,356 and current liabilities of $494,798. This represents a decrease of $239,325 from the working capital balance of $608,883 at June 30, 2009. Our current liabilities consist of $174,899 of accounts payable, $210,932 for accrued salaries related to salary reductions that were taken from November 1, 2009 through June 15, 2010, and $108,967 related to accrued vacation, consulting fees and interest. We plan to pay the accrued salaries amounts prior to March 31, 2011, subject to available cash from operations.

Net cash from operating activities during the year ended June 30, 2010 was $453,702, compared to $1,635,585 during the year ended June 30, 2009, a decrease of $1,181,883. Net cash used in investing activities, consisting primarily of capital expenditures, for the year ended June 30, 2010 was $408, compared to $173,075 for year ended June 30, 2009. This decline is due to lower capital expenditures in 2010 and a $111,000 advance to related parties in the year ended June 30, 2009.  Our capital expenditures consist mainly of office and computer equipment. Net cash used in financing activities for the year ended June 30, 2010 was $796,623, consisting of distributions to Network Cadence members, paydown of long term debt partially offset by the issuance of common stock and the Note Purchase Agreement with TMG Holdings.

Related Party Transactions

On June 10, 2010, the Company entered into a consulting agreement with TMG (the "Consulting Agreement"), TMG agreed to render consulting services with respect to organizational and business matters to the Company.  The consulting agreement has a three-year term and provides that, commencing on March 31, 2011 and terminating on December 31, 2013, the Company shall pay TMG an aggregate amount of $744,000 in 12 quarterly payments of $62,000.  As of June 30, 2010, the Company had accrued $33,818 associated with the Consulting Agreement.  The Company currently has the Loan Agreement with TMG's affiliate, TMG Colorado, and another affiliate of TMG, TMG Holdings, is the Company's second largest stockholder.

Critical Accounting Policies and Estimates

Basis of Presentation

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, stock-based compensation, goodwill and intangible assets, valuation of investments and accounting for income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change.

Principles of Consolidation

The consolidated financial statements include the accounts of Verecloud, Inc. and its wholly-owned subsidiary, Network Cadence. For the years ended June 30, 2010 and 2009, there were no equity investments in companies over which Verecloud has the ability to exercise significant influence, but does not hold a controlling interest. Verecloud has eliminated all significant intercompany accounts and transactions

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation with no impact on previously reported net income.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, we consider cash in banks, deposits in transit, and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

We primarily sell our services to customers in the communications industry in the United States on an uncollateralized, open credit basis. For the years ended June 30, 2010, and 2009, one customer accounted for 83% and 99% of the revenue, respectively.

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation ("FDIC") currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Accounts Receivable

Accounts receivable include uncollateralized customer obligations due under normal trade terms and do not bear interest.

Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. The allowances are based on our regular assessment of the credit worthiness and financial condition of specific customers, as well as its historical experience with bad debts and customer deductions, receivables aging, current economic trends, geographic or country-specific risks and the financial condition of its distribution channels. At June 30, 2010, no allowance for doubtful accounts was necessary as the accounts receivable balance was received in full subsequent to June 30, 2010.

Revenue Recognition

For the periods covered by this Annual Report on Form 10-K, we derived our revenue solely from billable professional services provided to clients.  Revenue is recognized only when all of the following conditions have been met:  (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.

Property and Equipment

Equipment and furniture are carried at historical cost, net of accumulated depreciation. Depreciation is computed using straight-line methods over the estimated useful lives of the assets, ranging from three to seven years. Expenditures for repairs and maintenance which do not materially extend the useful lives of equipment and furniture are charged to operations.

Fair Value Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses.  Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Research and Development Costs

Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are expensed as they are incurred. As of June 30, 2010 and 2009, there were no costs eligible for capitalization under Accounting Standards Codification ("ASC") 985-20 Software-Costs of Software to be Sold, Leased or Marketed.

Advertising

Advertising and marketing costs are expensed when incurred.  For the years ended June 30, 2010 and 2009, the Company incurred marketing expenses of $682,264 and $450,477, respectively.

Segment Information

Certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. We currently operate in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Significant Customers

For the years ended June 30, 2010 and 2009, we had a substantial business relationship with one major customer, LightSquared.  LightSquared accounted for 83% and 99% of the Company’s total revenue for the years ended June 30, 2010 and 2009, respectively. In November 2009, we received a contract termination notice from LightSquared, which reduced our revenues by approximately 90% beginning in November 2009. Subsequent to this termination, we expanded our customer base and have successfully driven new revenue through professional service engagements with, among others, Qwest Communications, Numerex, Taser and GigaSpaces Technologies. In May 2010, we re-engaged with LightSquared and are again providing professional services.

Long-Lived Assets

We account for our long-lived assets in accordance with Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360").  Our primary long-lived assets are property and equipment. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. For property and equipment, our assets consist primarily of computers and office equipment. We have compared the net book value of these assets to market-based pricing for similar used equipment. As of June 30, 2010, the depreciated value of the assets materially reflects the estimated fair value of similar used equipment in the marketplace.

Stock Based Compensation Expense

Stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

We estimate the fair value of stock options in accordance with ASC Topic 718 using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of the Company’s common stock, which is based on the Company’s peer group in the industry in which the Company does business; (ii) expected life of the option award, which is calculated using the "simplified" method provided in the SEC's Staff Accounting Bulletin No. 110 and takes into consideration the grant’s contractual life and vesting periods; (iii) expected dividend yield, which is assumed to be 0%, as the Company has not paid and does not anticipate paying dividends on its common stock; and (iv) the risk-free interest, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. In valuing stock based awards under ASC Topic 718, significant judgment is required in determining the expected volatility of the Company’s common stock.

Accounting for Income Taxes

Income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year’s results and for deferred tax assets and liabilities related to the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.

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

Recent Pronouncements

We evaluate pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board ("FASB"), the SEC, and the Emerging Issues Task Force ("EITF"), to determine the impact of new pronouncements on GAAP and the preparation of our financial statements.  We have adopted the following new accounting standards during fiscal year 2010:

Accounting Standards Codification – In June 2009, FASB established ASC as the single source of authoritative GAAP.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the SEC and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC did not impact our consolidated financial position, results of operations, or cash flows.

Variable Interest Entities – In June 2009, ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity ("VIE"). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning July 1, 2010. The adoption of this did not impact our consolidated financial position, results of operations, or cash flows.

Fair Value Accounting – In August 2009, ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available; (ii) the liability has a restriction that prevents its transfer; and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for the Company’s interim reporting period beginning October 1, 2009. The adoption of this did not impact consolidated financial position, results of operations, or cash flows.

In October 2009, FASB published Accounting Standards Update ("ASU") 2009-13, Multiple Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. This guidance amends the criteria in ASC Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements, to establish a selling price hierarchy for determining the selling price of a deliverable, based on vendor specific objective evidence, acceptable third party evidence, or estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the disclosures required for multiple-deliverable revenue arrangements are expanded. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this did not impact our consolidated financial position, results of operations, or cash flows.

In October 2009, FASB published ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from the software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition . In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the appropriate timing for the adoption of ASU 2009-14 and its potential impact on our consolidated financial statements.

In January 2010, FASB published ASU 2010-06, Improving Disclosures about Fair Value Measurement, which requires additional disclosures regarding the activity in fair value measurements classified as Level 3 in the fair value hierarchy. Disclosure of activity in Level 3 fair value measurements is required for fiscal years beginning after December 15, 2010. Early adoption is permitted. We will provide these disclosures, if necessary, beginning in the second quarter of fiscal year 2011, when such activity occurs.

In April 2010, FASB published ASU 2010-13 , Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Our adoption of ASU 2010-13 in the first quarter of fiscal year 2011 will not impact our consolidated financial statements

There were no other accounting standards and interpretations issued recently which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Off-Balance Sheet Arrangements

As of and subsequent to June 30, 2010, we have no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VERECLOUD, INC.

Consolidated Financial Statements
And
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Verecloud, Inc.

We have audited the accompanying consolidated balance sheets of Verecloud, Inc. as of June 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ (deficit) and cash flows for the years ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verecloud, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended June 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
7931 S. Broadway, #314
Littleton, Colorado 80122
September 28, 2010

VERECLOUD, INC.
CONSOLIDATED BALANCE SHEETS

	Year Ended June 30,

	2010	2009

ASSETS

Current assets
Cash	$197,151	$540,479
Accounts receivable	632,962	1,372,860
Other current assets	34,243	71,331
Total current assets	864,356	1,984,671

Property and equipment
Computer related	87,655	74,928
Equipment and machinery	36,255	33,736
Other property and equipment	36,330	28,384
Subtotal	160,240	137,047
Accumulated depreciation	(98,839)	(65,000)
Net property and equipment	61,401	72,047

Other assets
Security deposits	-	22,785

Total assets	$925,757	$2,079,502

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable	$174,899	$178,519
Current portion of long term debt (Note 6)	-	1,120,000
Accrued liabilities	319,899	77,269
Total current liabilities	494,798	1,375,788

Long term debt (Note 6)	864,000	1,680,000

Total liabilities	1,358,798	3,055,788

Commitments and contingencies (Notes 2,5,6,7,9,10,11,12)

Stockholders' (deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized:	-	-
No shares issued or outstanding
Common stock - $0.001 par value, 200,000,000 shares authorized:	70,098	42,320
70,098,000 and 42,320,000 shares issued and outstanding, respectively
Additional paid-in capital	797,670	-
Accumulated (deficit)	(1,300,809)	(1,018,605)
Total stockholders' (deficit)	(433,041)	(976,285)

Total liabilities and stockholders' (deficit)	$925,757	$2,079,502

The accompanying notes are an integral part of these financial statements.

VERECLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,

	2010	2009

Revenue	$5,840,706	$8,438,253

Cost of goods sold	2,621,577	4,062,347

Gross profit	3,219,129	4,375,906

Operating expenses
Employee related	2,156,231	799,001
Marketing expense	682,264	450,477
Legal and accounting	483,662	87,924
Consulting expense	322,356	100,375
Rent	119,933	141,261
Travel and entertainment	82,257	30,340
Information technology	100,457	41,027
Depreciation	33,839	41,496
Other	95,706	84,171
Total operating expenses	4,076,704	1,776,072

Operating income (loss)	(857,575)	2,599,834

Other income (expense)
Interest income	3,704	20,057
Interest (expense)	(126,527)	(16,489)
Other	-	184
Total other income (expense)	(122,823)	3,753

Pretax income (loss)	(980,398)	2,603,587

Income tax expense (benefit)	(579,905)	-

Net income (loss)	$(400,493)	$2,603,587

Basic net income (loss) per common share	$(0.01)	$0.06
Fully diluted net income (loss) per common share	$(0.01)	$0.06

Basic weighted average common shares	47,984,619	42,320,000
Fully diluted weighted average common shares	51,903,770	42,320,000

Proforma Statistics (2)
Income tax expense (benefit)	$(377,453)	$1,002,381
Net income (loss)	$(602,945)	$1,601,206
Basic net income (loss) per common share	$(0.01)	$0.04
Fully diluted net income (loss) per common share	$(0.01)	$0.04

(1) Includes stock-based compensation as follows:
Salary and wages	$270,700	$-

(2) Proforma as if the Share Exchange occurred at the beginning of the periods reflected in the above statement of operations. See Note 1 to the financial statements.

The accompanying notes are an integral part of these financial statements.

VERECLOUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2010	2009
Operating Activities
Net income (loss)	$(400,493)	$2,603,587
Adjustments to reconcile net income to
net cash from operations
Depreciation and amortization	33,839	41,496
Stock for services	98,000	-
Stock-based compensation	270,700	-
Income tax benefit	(579,905)	-
Change in assets and liabilities
Accounts receivable	739,898	(832,081)
Other current assets	37,088	(71,331)
Accounts payable	(3,619)	33,310
Other current liabilities	258,195	(139,396)
Net cash from operating activities	453,702	1,635,585

Investing Activities
Purchase of computer related	(12,727)	(23,484)
Purchase of equipment and machinery	(2,520)	(18,683)
Purchase of other property and equipment	(7,946)	(19,908)
Security deposits	22,785	-
Advances to related parties	-	(111,000)
Net cash (used in) investing activities	(408)	(173,075)

Financing Activities
Purchase of members' interest	-	(661,977)
Issuance of common stock	436,000	-
Reduction in note payable	(1,590,000)	-
Increase in long term debt	864,000	-
Members distributions	(506,623)	(1,930,884)
Net cash (used in) financing activities	(796,623)	(2,592,861)

Increase (decrease) in cash for period	$(343,328)	$(1,130,351)
Cash at beginning of period	540,479	1,670,830
Cash at end of period	$197,151	$540,479

Schedule of Noncash Investing and Financing Activities
Share Exchange Agreement	$(576,225)	$-
Note Purchase Agreement	$1,221,885	$-

Supplemental disclosure:
Cash paid for interest during the year	$126,527	$16,489
Cash paid for income taxes during the year	$-	$-

The accompanying notes are an integral part of these financial statements.

VERECLOUD, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from July 1, 2008 to June 30, 2010

					Total
	Common Stock		Additional Paid in	Accumulated Earnings	Stockholders Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at July 1, 2008	42,320,000	$42,320	$-	$1,917,936	$1,960,256

Distributions	-	-	-	(1,930,884)	(1,930,884)

Purchase of Members' Interest	-	-	-	(3,609,245)	(3,609,245)

Net income (loss)	-	-	-	2,603,587	2,603,587

Balance at June 30, 2009	42,320,000	42,320	-	(1,018,606)	(976,286)

Distributions	-	-	-	(506,623)	(506,623)

Share exchange agreement	3,680,000	3,680	-	(579,905)	(576,225)

Consulting agreement	1,380,000	1,380	96,620	-	98,000

Sale of common stock	21,800,000	21,800	414,200	-	436,000

Note purchase agreement	-	-	17,067	1,204,819	1,221,885

Stock based compensation	918,000	918	269,782	-	270,700

Net income (loss)	-	-	-	(400,493)	(400,493)

Balance at June 30, 2010	70,098,000	$70,098	$797,670	$(1,300,808)	$(433,041)

The accompanying notes are an integral part of these financial statements.

VERECLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

1.  Organization

Verecloud, Inc. (the "Company" or "Verecloud") is headquartered in Englewood, Colorado and creates and implements functional architectural designs focused on the problems related to the high costs of integration for communication service providers ("CSPs").  Verecloud derives its current revenue from professional services and is in the process of developing and rolling out a cloud-based network solution known as Nimbus Exchange (“Nimbus”).

History of Verecloud

The Company began in 2006 as Cadence II, LLC, a Colorado limited liability company, doing business as Network Cadence ("Network Cadence"), and has driven operational improvements and innovation with clients across the telecommunications landscape through professional services contracts. From architecture design to solution, or technology selection to delivery and implementation, Network Cadence provided professional service solutions in all areas of operational support systems (service creation, order fulfillment, inventory, activation and provisioning, assurance and billing, among others).

On August 31, 2009, a web development company, Sage Interactive, Inc., a Nevada corporation ("Sage"), consummated a share exchange ("Share Exchange") with the sole member of Network Cadence, pursuant to which it acquired all of the membership interests of Network Cadence in exchange for the issuance to the sole member of Network Cadence, 42,320,000 shares of our common stock, par value, $0.001.  After the Share Exchange, business operations consisted of those of Network Cadence and the operations of Sage ceased.  The Share Exchange was treated as a merger of Sage and Network Cadence, which is accounted for as a reverse acquisition with Network Cadence being the acquirer for financial reporting purposes.  As such, for all disclosures referencing shares authorized, issued, outstanding, reserved for, per share amounts and other disclosures related to equity, amounts have been retroactively restated to reflect share quantities as if the exchange of Network Cadence membership interest had occurred at the beginning of the periods presented as altered by the terms of the Share Exchange.  Upon the closing of the Share Exchange, the Articles of Incorporation were amended to change the name of the Company to Network Cadence, Inc. and Network Cadence became a wholly-owned subsidiary of Network Cadence, Inc.

On January 25, 2010, the Company instituted a four-for-one forward split of its common stock and amended its Articles of Incorporation to change the name of the Company from Network Cadence, Inc. to Verecloud, Inc. All historical information with regard to shares outstanding has been adjusted to reflect the split.

2. Significant Accounting Policies and Estimates

Basis of Presentation

The preparation of the Company’s financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, the Company makes and evaluates estimates and judgments, including those related to revenue recognition, capitalized software development costs, share-based compensation, goodwill and intangible assets, valuation of investments and accounting for income taxes. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change.

Principles of Consolidation

The consolidated financial statements include the accounts of Verecloud, Inc. and its wholly-owned subsidiary, Network Cadence. For the years ended June 30, 2010 and 2009, there were no equity investments in companies over which Verecloud has the ability to exercise significant influence, but does not hold a controlling interest. Verecloud has eliminated all significant intercompany accounts and transactions.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation with no impact on previously reported net income.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers cash in banks, deposits in transit, and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company primarily sells its services to customers in the communications industry in the United States on an uncollateralized, open credit basis. For the years ended June 30, 2010 and 2009, one customer accounted for 83% and 99% of the revenue, respectively.

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation ("FDIC") currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Accounts Receivable

Accounts receivable include uncollateralized customer obligations due under normal trade terms and do not bear interest. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowances are based on the Company’s regular assessment of the credit worthiness and financial condition of specific customers, as well as its historical experience with bad debts and customer deductions, receivables aging, current economic trends, geographic or country-specific risks and the financial condition of its distribution channels. At June 30, 2010, no allowance for doubtful accounts was necessary as the accounts receivable balance was received in full subsequent to June 30, 2010.

Revenue Recognition

For the periods covered by this Annual Report on Form 10-K, the Company derived its revenue solely from billable professional services provided to clients.  Revenue is recognized only when all of the following conditions have been met:  (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.

Property and Equipment

Equipment and furniture are carried at historical cost, net of accumulated depreciation. Depreciation is computed using straight-line methods over the estimated useful lives of the assets, ranging from three to seven years. Expenditures for repairs and maintenance which do not materially extend the useful lives of equipment and furniture are charged to operations.

Fair Value Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Research and Development Costs

Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are expensed as they are incurred. As of June 30, 2010 and 2009, there were no costs eligible for capitalization under Accounting Standard Codification ("ASC")  985-20, Software-Costs of Software to be Sold, Leased or Marketed.

Advertising

Advertising and marketing costs are expensed when incurred.  For the years ended June 30, 2010 and 2009, the Company incurred marketing expenses of $682,264 and $450,477, respectively.

Segment Information

Certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Significant Customers

For the years ended June 30, 2010 and 2009, the Company had a substantial business relationship with one major customer, LightSquared.  LightSquared accounted for 83% and 99% of the Company’s total revenue for the years ended June 30, 2010 and 2009, respectively. In November 2009, we received a contract termination notice from LightSquared which reduced our revenues by approximately 90% beginning in November 2009. Subsequent to this termination, we expanded our customer base have successfully driven new revenue through professional service engagements with, among others, Qwest Communications, Numerex, Taser and GigaSpaces Technologies. In May 2010, we re-engaged with LightSquared and are again providing professional services. We continue to focus on expanding our customer base through both professional services and implementations of the Nimbus platform to tier 1 and tier 2 CSPs and distributors looking to develop relationships with the CSPs.

 Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360").  The Company’s primary long-lived assets are property and equipment. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. For property and equipment, the Company’s assets consist primarily of computers and office equipment. The Company has compared the net book value of these assets to market-based pricing for similar used equipment. As of June 30, 2010, the depreciated value of the assets materially reflects the estimated fair value of similar used equipment in the marketplace.

Stock Based Compensation Expense

Stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The Company estimates the fair value of stock options in accordance with ASC Topic 718 using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of the Company’s common stock, which is based on the Company’s peer group in the industry in which the Company does business; (ii) expected life of the option award, which is calculated using the "simplified" method provided in the Securities and Exchange Commission’s (the "SEC") Staff Accounting Bulletin No. 110 and takes into consideration the grant’s contractual life and vesting periods; (iii) expected dividend yield, which is assumed to be 0%, as the Company has not paid and does not anticipate paying dividends on its common stock; and (iv) the risk-free interest, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. In valuing share-based awards under ASC Topic 718, significant judgment is required in determining the expected volatility of the Company’s common stock.

Accounting for Income Taxes

Income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year’s results and for deferred tax assets and liabilities related to the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.

3. Recent Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board ("FASB"), the SEC, and the Emerging Issues Task Force ("EITF"), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The Company has adopted the following new accounting standards during fiscal year 2010:

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

Variable Interest Entities – In June 2009, ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity ("VIE"). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning July 1, 2010. The adoption of this did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Accounting – In August 2009, ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for the Company’s interim reporting period beginning October 1, 2009. The adoption of this did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2009, FASB published Accounting Standards Update ("ASU") 2009-13, Multiple Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. This guidance amends the criteria in ASC Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements, to establish a selling price hierarchy for determining the selling price of a deliverable, based on vendor specific objective evidence, acceptable third party evidence, or estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the disclosures required for multiple-deliverable revenue arrangements are expanded. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2009, FASB published ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from the software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition . In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company is currently evaluating the appropriate timing for the adoption of ASU 2009-14 and its potential impact on the Company’s consolidated financial statements.

In January 2010, FASB published ASU 2010-06, Improving Disclosures about Fair Value Measurement, which requires additional disclosures regarding the activity in fair value measurements classified as Level 3 in the fair value hierarchy. Disclosure of activity in Level 3 fair value measurements is required for fiscal years beginning after December 15, 2010. Early adoption is permitted. The Company provide these disclosures, if necessary, beginning in the second quarter of fiscal year 2011, when such activity occurs.

In April 2010, the FASB published ASU 2010-13 , Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company's adoption of ASU 2010-13 in the first quarter of fiscal year 2011 will not impact the Company's consolidated financial statements.

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

Property and equipment at June 30, 2010 and 2009 consisted of the following:

	June 30,	June 30,
	2010	2009

Computer related	$87,655	$74,928
Equipment and machinery	36,255	33,736
Other property and equipment	36,330	28,384
Subtotal	160,240	137,047
Accumulated depreciation	(98,839)	(65,000)
Net property and equipment	$61,401	$72,047

5. Commitments and Contingencies

Consulting Agreements

On September 15, 2009, the Company signed a consulting agreement with Capital Group Communications, Inc. ("CGC"), pursuant to which CGC agreed to provide investor relations services including representing the Company in investors' communications and public relations with existing stockholders, brokers, dealers and others for a 14-month period once the Company's stock is publicly traded.  Pursuant to the terms of the consulting agreement, the Company agreed to compensate CGC with the issuance of 1,380,000 shares of restricted common stock. The fair market value of these services is estimated at $98,000 and, upon issuance of the shares, has been reflected in the operating expenses for the year ended June 30, 2010 since the shares issued are non-refundable if the agreement is terminated and compensation is not based on future services.

On February 24, 2010, the Company issued 898,000 shares of restricted common stock to various other consultants to the Company for financial, marketing and business development services.  For the year ended June 30, 2010, the Company expensed $43,916 for the fair market value of these services.

On June 10, 2010, the Company entered into a consulting agreement with The Mesa Group, Inc., a Texas corporation ("TMG"), pursuant to which TMG agreed to render consulting services with respect to organizational and business matters to the Company.  The consulting agreement has a three year-term and provides that, commencing on March 31, 2011 and terminating on December 31, 2013, the Company shall pay TMG an aggregate amount of $744,000 in 12 quarterly payments of $62,000. As of June 30, 2010, the Company had accrued $33,818 associated with the consulting agreement.

In addition, the Company has entered into a variety of consulting agreements for services to be provided to the Company in the ordinary course of business.  These services include project staffing on customer engagements, business development activities and marketing efforts. These agreements call for various payments upon performance of services and are generally short-term and cancellable by company at will.

Operating Leases

The Company has a lease commitment for its office facility. This lease has a monthly rental payment of $7,500 and expires in December 2010.  In addition, the Company has an apartment lease in Reston, Virginia that is month to month at a monthly rate of $4,050.

Employment Agreements

On June 22, 2010, the Company entered into employment agreements (the "Employment Agreements") with the following executives:  (i) its new President, William E. Wood, III; (ii) its Chief Financial Officer, James R. Buckley; (iii) its Chief Operating Officer, Michael P. Cookson; and (iv) its Chief Technology Officer, William Perkins.

Pursuant to the Employment Agreements:

(a) Mr. Wood is to receive a base salary of $225,000 per annum and options to purchase 5,700,000 shares of the Company's common stock at $0.02 per share;

(b) Mr. Buckley is to receive a base salary of $180,000 per annum and options to purchase 1,900,000 shares of the Company's common stock at $0.02 per share;

(c) Mr. Cookson is to receive a base salary of $180,000 per annum and options to purchase 500,000 shares of the Company's common stock at $0.02 per share; and

(d) Mr. Perkins is to receive a base salary of $180,000 per annum and options to purchase 350,000 shares of the Company's common stock at $0.02 per share.

Each option granted above will vest 1/12 on the last day of each calendar quarter commencing September 30, 2010, so that if each executive remains continuously employed by the Company, their respective options will fully vest on June 30, 2013.

In addition, the Employment Agreements provide that each of the executives is eligible to participate in the Company's benefit plans (including, as they become available, savings, profit-sharing, life, disability, health, accident and other programs), will accrue three weeks paid vacation per year and be entitled to paid holidays in accordance with the Company's vacation policy.

In the event any executive's employment is terminated without cause (as defined in the Employment Agreements) or the executive resigns for good reason (as defined in the Employment Agreements), upon execution of a release of claims against the Company, the executive would be entitled to receive an amount equal to six times the amount of his monthly base salary. However, in the event the executive's employment is terminated without cause (as defined in the Employment Agreements) or the executive resigns for good reason (as defined in the Employment Agreements), at anytime during the period beginning three months prior to a change in control (as defined in the Employment Agreements) and ending 12 months after a change in control, the executive would instead be entitled to receive a lump sum payment equal to the sum of (i) 1.0 times his base salary, plus (ii) the bonus he earned for the prior calendar year, plus (iii) 12.0 times the monthly premium amount for the executive's employee benefits.

In addition, the Employment Agreements include a "modified 280G cutback" which provides that, in the event of a change in control (as defined in the Employment Agreements), if the executive would receive payments in excess of the Internal Revenue Code Section 280G statutory safe harbor   amount, he will receive the amount of payments that results in the greatest after-tax proceeds.

Long-term Employee Incentive Plan

Effective May 15, 2008, the Company entered into a Long-term Employee Incentive Plan (the "LTIP") to provide incentives to key employees by providing for bonus awards in connection with a sale of the Company. A sale of the Company is defined as (i) the transfer for value of all or substantially all of the outstanding equity interest in the Company, including pursuant to a merger, consolidation or other business combination transaction, or (ii) the sale of all or substantially all of the Company’s assets, in either case in a single transaction or series of related transactions. A sale of the Company shall not include any merger, consolidation, reorganization or similar transaction in which holders of the Company’s outstanding equity securities immediately prior to such transaction own at least a majority of the equity interest in the surviving equity immediately following such transaction. In the event of a sale of the Company, a bonus pool shall be established for the benefit of eligible participants based on the aggregate transaction consideration received with respect to such sale of the Company. The bonus pool was an amount equal to 25% of the aggregate transaction consideration. The total number of bonus units authorized for issuance under the LTIP was 5,000,000, and as of June 30, 2009, there were 2,300,000 bonus units outstanding. No liability has been recorded related to these bonus units since payment was contingent solely on the sale of the Company. Effective August 31, 2009, the LTIP was terminated pursuant to its terms and all outstanding bonus units were forfeited by the LTIP's participants.

6. Borrowings

On June 10, 2010, the Company entered into a loan agreement (the "Loan Agreement") with TMG Holdings Colorado, LLC, a Texas limited liability company ("TMG Colorado").  Pursuant to the Loan Agreement, TMG Colorado agreed to provide the Company with a revolving line of credit in the principal amount of up to $1,564,000 (the "Loan") pursuant to a revolving credit note (the "Note").  As of June 30, 2010, the Company had borrowed $864,000 under the Note and had an unused balance of $700,000.  Interest accrues on the outstanding principal amount of the Loan at the rate of 10% per annum and is paid quarterly, commencing on June 30, 2011.  The Loan matures on June 30, 2012 and may be prepaid at anytime without premium or penalty.  As a result, the outstanding balance at June 30, 2010 is classified as long term debt.  The Loan Agreement provides that, without the prior written consent of TMG Colorado, the Company may not declare any dividends or make any other distributions of money or other property with respect to the Company's shares, except under limited circumstances described in the Loan Agreement.  In addition, the Loan Agreement required that the Company establish a consulting agreement with TMG as further described in Note 5. The Loan Agreement also contains customary representations, warranties and covenants.  The Company's obligations under the Loan are secured by a first priority lien on all of the Company's assets pursuant to a security agreement (the "Security Agreement") between the Company and TMG Colorado dated as of June 10, 2010.  Failure to pay any amount of principal or interest when due, failure to comply with any other terms and conditions of the Loan Agreement, the Note or the Security Agreement, any false or inaccurate material representation, the bankruptcy of the Company, or liquidation, termination or dissolution of the Company, will result in an acceleration of the total balance of outstanding interest and principal on the Note.  In addition, upon any of the foregoing defaults, the Note shall accrue default interest at a rate of 18% per annum and TMG Colorado may foreclose on the Company’s assets. The Loan Agreement also contained a lock-up agreement restricting the trading of any shares held by the current stockholders of Verecloud for a period of not less than seventy-five (75) days from June 10, 2010. That restriction ended on August 25, 2010.

On June 11, 2010, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Pat and Ann Burke (collectively, the "Burkes"), former owners of membership interests in Network Cadence.  Pursuant to the Note Purchase Agreement, the Company: (i) paid the Burkes $750,000 cash in full satisfaction and repayment of the promissory note issued to the Burkes on May 26, 2009, pursuant to the Purchase Agreement dated May 26, 2009 between Network Cadence and the Burkes (the "Interests Purchase Agreement") whereby Network Cadence purchased 100% of the Burkes' membership interests in Network Cadence; and (ii) issued to the Burkes a Common Stock Purchase Warrant (the "Warrant"), pursuant to which the Burkes may purchase up to 1,250,000 shares of the Company's Common Stock for $.01 per share.  The Warrant is exercisable for five years and may be exercised on a cashless basis.  Pursuant to the terms of the Note Purchase Agreement, the Company and the Burkes terminated the Interests Purchase Agreement.  The impact of the Note Purchase Agreement on the financial statements was as follows:

Note Payable at June 10, 2010	$1,960,000
Cash paid at closing	(750,000)
Reduction of note payable balance	1,210,000
Accrued benefits eliminated (reducing accrued liabilities)	11,886
Adjustment to the purchase price (reducing accumulated deficit)	1,221,886
Calculated value the warrants (increased additional paid in capital)	(17,067)
Impact on accumulated earnings (deficit)	$1,204,819

7. Related Parties

The Company has not adopted formal policies and procedures for the review, approval or ratification of related party transactions with its executive officers, directors and significant stockholders.  However, all material related party transactions for the periods covered by this report have been disclosed and such transactions have been approved by the board of directors.  Future transactions will, on a going-forward basis, be subject to the review, approval or ratification of the board of directors, or an appropriate committee thereof.  Related party transactions, in addition to those disclosed in other footnotes, are described below:

Year Ended June 30, 2009

In March 2009, the members of Network Cadence purchased an interest in a timeshare condominium for $123,000.  On May 26, 2009, the entire interest in the condominium was transferred to Pat and Ann Burke as part of the Interests Purchase Agreement.

On May 26, 2009, Network Cadence purchased the membership interests of the Burkes, totaling 51% of Network Cadence, pursuant to a Purchase Agreement by and among Network Cadence and the Burkes.   The aggregate purchase price was $3,609,244 which was comprised of $661,977 in cash, $2,800,000 in a promissory note, $123,000 in property, and $24,267 estimated value in future health insurance benefits for the Burkes.  The excess of the purchase price ($3,609,244) over 51% of the tangible net assets (the two members’ equity accounts totaling $1,172,067) was accounted for as a purchase of members’ interest and recorded as a reduction in members' equity, since, at the time of the acquisition, Network Cadence was a limited liability company. The promissory note called for 10 equal quarterly installments of $280,000 plus interest thereon, beginning August 31, 2009 with a maturity date of November 30, 2011.  The promissory note bore interest at a prime rate plus 4%.    As of June 30, 2009, the outstanding principal balance was $2,800,000.

Year Ended June 30, 2010

On June 10, 2010, the Company entered into a consulting agreement with TMG (the "Consulting Agreement"), TMG agreed to render consulting services with respect to organizational and business matters to the Company.  The consulting agreement has a three-year term and provides that, commencing on March 31, 2011 and terminating on December 31, 2013, the Company shall pay TMG an aggregate amount of $744,000 in 12 quarterly payments of $62,000.  As of June 30, 2010, the Company had accrued $33,818 associated with the Consulting Agreement.  The Company currently has the Loan Agreement with TMG's affiliate, TMG Colorado, and another affiliate of TMG, TMG Holdings, is the Company's second largest stockholder.

8.  Capital Stock

As of June 30, 2010, there were 70,098,000 outstanding shares of common stock and no issued and outstanding shares of preferred stock.

The Company’s Articles of Incorporation, as amended, authorize the issuance of 200,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value.

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

On January 25, 2010, the Company conducted a four-for-one forward split of its common stock, in which each share of our issued and outstanding common stock as of January 25, 2010 was converted into four shares of common stock.  Accordingly, all share amounts referenced herein are calculated on a post-split basis notwithstanding that certain grants or issuances were made prior to the date of the forward split.  See Note 1 for additional information regarding capital stock. As a result of the forward stock split, 35,535,000 additional shares of common stock were issued.  Capital and additional paid-in capital have been adjusted accordingly.   When adjusting retroactively, there was a $34,500 shortage of additional paid-in-capital; thus adjustments were made to opening retained earnings ($31,740), and current period operating expense ($2,760), which is considered acquisition costs of the Share Exchange.  The financial statements contained herein reflect the appropriate values for capital stock and accumulated deficit. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively adjusted to reflect the forward stock split.

9. Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of June 30, 2010, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--

Equity compensation plans not approved by security holders	15,100,000	$0.04	900,000
Total (1)	15,100,000	$0.04	900,000

(1) The 180,000 restricted shares issued to the Company’s employees placed on furlough due to the termination of the LightSquared contract termination in November 2009 and not rehired as of June 30, 2010 have not been included in these calculations or total. Those restricted shares expired on July 1, 2010.

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

Under the Incentive Plan, the board of directors in its sole discretion may grant stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, deferred stock or other equity-based awards (each an "Award") to the Company’s employees, directors and consultants (or those of the Company’s affiliates).  The Awards available under the Incentive Plan also include performance-based Awards, which would have pre-established performance goals that relate to the achievement of the Company’s business objectives.  The performance-based stock Awards available under the Incentive Plan are intended to comply with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, to allow such Awards, when payable, to be tax deductible by the Company.

On June 22, 2010, the board of directors of Verecloud approved to increase the amount of shares reserved for issuance under the Incentive Plan from 8,000,000 shares of common stock to 16,000,000 shares.  To the extent that an Award expires, ceases to be exercisable, is forfeited or repurchased by the Company, any shares subject to the Award may be used again for new grants under the Incentive Plan.  In addition, shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligation with respect to any Award (other than with respect to options) may be used for grants under the Incentive Plan.  Initially, the maximum number of shares of Common Stock that may be subject to one or more Awards to a participant pursuant to the Incentive Plan during any fiscal year of the Company is 4,000,000.  However, the Incentive Plan, as amended, increases this maximum amount to 8,000,000 shares.

As of June 30, 2010, 15,300,000 options to acquire shares of common stock and restricted shares have been issued and are outstanding under the Incentive Plan, leaving 700,000 shares of common stock remaining available for option and stock awards under the Incentive Plan. The 15,300,000 options to acquire shares of common stock and restricted shares consist of the following:

•
15,100,000 options to acquire shares of common stock.  In general, each option vests evenly on the last day of each fiscal quarter, based on a three-year period commencing upon the employee's original date-of-hire.  As of June 30, 2010, 4,627,083 options have vested.

•
200,000 shares awarded as restricted stock to those employees of the Company put on furlough as a result of the November 2, 2009 contract termination with LightSquared.  Each restricted stock award will vest evenly on the first day of each third month over a two-year period commencing on November 1, 2009, provided that the employee has been reinstated to a full-time position at the Company on or before July 1, 2010.   Effective July 1, 2010, 180,000 of these shares were cancelled and became eligible for option and stock awards under the Incentive Plan since the employees who received these shares were not reinstated to employment on or before July 1, 2010. Of the remaining 20,000 restricted shares that were not cancelled, 5,000 shares vested on June 30, 2010.

The following table summarizes the activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding as of June 30, 2009	-	-	$-
Granted	15,385,000	.04	-
Exercised	-	-	-
Canceled	(285,000)	.07	-
Outstanding as of June 30, 2010	15,100,000	$.04	$-

(1)	Amounts represent the difference between the exercise price and the fair market value of common stock at each period end for all in the money options outstanding.

Stock Based Compensation

The Company estimates the fair value of stock options in accordance with ASC Topic 718 using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of the Company’s common stock, which is based on the Company’s peer group in the industry in which the Company does business; (ii) expected life of the option award, which is calculates using the "simplified" method provided in the SEC’s Staff Accounting Bulletin No. 110 and takes into consideration the grant’s contractual life and vesting periods; (iii) expected dividend yield, which is assumed to be 0%, as the Company has not paid and does not anticipate paying dividends on its common stock; and (iv) the risk-free interest, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. In valuing share-based awards under ASC Topic 718, significant judgment is required in determining the expected volatility of the Company’s common stock. The following table presents the weighted average assumptions used to estimate the fair values of the stock options granted for the years ended June 30, 2010 and 2009:

	2010	2009
Expected volatility	85%	--
Expected life (years)	5.39	--
Expected dividend yield	–	–
Risk free interest rate	2.18%	--

The per share weighted average fair value of options granted was $.04 for the year ended June 30, 2010.  No options were granted prior to October 2009. As of June 30, 2010, there was $191,217 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average service period of 5.39 years. The Company utilizes historical volatility of other entities in a similar line of business for a period commensurate with the contractual term of the underlying financial statements. The Company issued 15,385,000 options to purchase common stock in the year ended June 30, 2010. As of June 30, 2010, 4,627,083 of the Company’s stock options were vested. The Company recognized stock-based compensation expense of $270,700 for the year ended June 30, 2010. No stock-based compensation expense was recorded for the year ended June 30, 2009.

The fair values of the common stock underlying stock options granted during year ended June 30, 2010 were estimated by the Company's board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair market value of our common stock underlying those options on the date of grant. Given the absence of a public trading market, the board of directors considered numerous objective and subjective factors to determine the best estimate of the fair market value of the common stock at each meeting at which stock option grants were approved. These factors included, but were not limited to, the following: (i) contemporaneous valuations of the common stock; (ii) the lack of marketability of the common stock; (iii) developments in the business; and (iv) revenue trading multiples of comparable companies in the Company's industry and the discounted present value of anticipated cash flows through 2012. If the Company had made different assumptions and estimates, the amount of recognized and to be recognized stock-based compensation expense could have been materially different. The Company believes that it has used reasonable methodologies, approaches and assumptions in determining the fair value of our common stock.

10. Stock Warrants

During the year ended June 30, 2010, and in connection with the Note Purchase Agreement discussed in Note 6, the Company issued the Warrant to purchase up to 1,250,000 shares of the Company's common stock for $.01 per share.  The Warrant is exercisable for five years and may be exercised on a cashless basis. As of June 30, 2010, no shares under this Warrant have been exercised. The value of these warrants was estimated at $17,067 using the Black-Scholes option-pricing model. It was booked as an increase to additional paid in capital as consideration for settlement of the outstanding debt.

11. Income Taxes

The income tax provision for the years ended June 30, 2010 and 2009:

	Year Ended
	June 30,	June 30,
	2010	2009
Current income tax expense (benefit)
U.S. Federal	$(264,575)	$-
State and local	(35,017)	-
Total current expense (benefit)	(299,593)	-
Tax intangible	(448,099)	-
Change in tax status	(283,097)	-
Deferred tax asset allowance	450,884	-
Total income tax expense (benefit)	$(579,905)	$-

For the year ended June 30, 2009, no provision for income tax has been provided in the financial statements since, prior to the Share Exchange, the Company elected to be taxed as a partnership, whereby all income or losses flow through to the partners for income tax reporting purposes and the Company was on the cash basis of accounting for income tax purposes.

As a result of the Share Exchange on August 31, 2009, the Company became a "C" corporation. Effective August 31, 2009, Network Cadence became a wholly-owned subsidiary of Verecloud through the Share Exchange. Prior to the Share Exchange, Network Cadence was a pass-through entity for U.S. federal income tax purposes prior to the Share Exchange and U.S. federal, state, and local income taxes were not provided for this entity as it was not a taxable entity. Limited liability company members are required to report their share of our taxable income on their respective income tax returns. As a result of the Share Exchange, the Company is subject to corporate U.S. federal, state, and local taxes beginning in September 2009.

With the transition to a "C" corporation on August 31, 2009, the Company assumed a tax liability of $579,905 related to the conversion from a cash basis tax entity to an accrual based taxpayer. This liability was fully offset by the operating losses generated from September 1, 2009 to June 30, 2010.  In addition and in connection with the Interests Purchase Agreement and the Note Purchase Agreement, described in Notes 6 and 7, respectively, the Company has a deferred intangible tax asset of $448,099 at June 30, 2010. A summary of the activity related to the tax liability and deferred tax asset is shown below:

At August 31, 2009, date of Share Exchange	Total	Tax Effect
Accounts receivable at August 31, 2009	$1,826,754	$703,300
Accounts payable at August 31, 2009	(320,509)	(123,396)
Tax liability at August 31, 2009 on cash to accrual conversion	1,506,245	579,905

Activity from September 1, 2009 to June 30, 2010
Book net loss - September 1, 2009 through June 30, 2010	(1,715,717)	(660,551)
Book-Tax Difference - Stock based compensation	270,700	104,220
Book-Tax Difference - Tax intangible	(1,232,358)	(474,458)
	$(2,677,375)	$(1,030,789)
Estimated tax benefit from net operating loss and tax intangible		(450,885)
Less valuation allowance		450,885
Net deferred tax receivable		$0

Due to the uncertainty over whether the deferred tax asset will be realized, the Company has recorded a valuation allowance for the entire deferred tax asset balance of $450,885.

Net operating loss carryforwards, if not used, will expire in 2030. The tax intangible is being amortized over 15 years and may be further limited by other provisions of the tax laws.

A reconciliation of income tax computed at the United States federal statutory rate of 34% to reported income tax expense for the years ended June 30, 2010 and 2009 follows:

	Year Ended
	June 30,	June 30,
	2010	2009
Statutory U.S. federal tax rate	34.0%	-

Change in tax rate resulting from
LLC results not subject to federal or state income taxes	28.9%	-
Tax intangible	48.4%	-
State and local taxes	4.5%	-
Stock-based compensation	-10.6%	-
Deferred income tax valuation allowanace	-46.0%	-
Effective Tax Rate	59.1%	-

In accordance with Article 11 of Regulation S-X, pro forma tax and net income per share amounts have been disclosed on the statement of operation to reflect the tax impacts as if the Company were a corporation for all of the periods covered by this report.

12. Subsequent Events

On August 12, 2010, upon approval by the Company board of directors, Phillip Tonge was elected as a director (the "Tonge Appointment").  In connection with the Tonge Appointment, the Company entered into a letter agreement with Mr. Tonge (the "Tonge Agreement").  Pursuant to the Tonge Agreement, Mr. Tonge will serve as a director of the Company from August 12, 2010 through the date of the next annual meeting of the Company's stockholders, which is anticipated to be in Fall 2010.  During his term as a director, Mr. Tonge will receive a quarterly retainer of $2,500.  Furthermore, the Company issued Mr. Tonge a warrant (the "Tonge Warrant") to purchase 200,000 shares of common stock at $0.01 per share.  The shares underlying the Tonge Warrant will vest equally over five consecutive quarters commencing on September 30, 2010 with full vesting occurring on September 30, 2011.  In addition, for each subsequent one-year term of service approved on or after the annual stockholders' meeting in Fall of 2011, Mr. Tonge will receive a warrant or similar mechanism ( e.g. non-qualified stock option) to purchase 100,000 shares of common stock pursuant to the terms and conditions of an applicable award agreement and other governing documents.  Finally, pursuant to the Tonge Agreement, Mr. Tonge will receive full expense reimbursement for in-person meetings of the board of directors, plus any pre-approved out-of-pocket expenses for any Company business expenses incurred, and will be covered by the Company's director and officer insurance policy.

On August 12, 2010, upon approval of the Company board of directors, the Company issued a non-qualified option to purchase 100,000 shares of the common stock to LGM Cloud Strategies, LLC (the “Sales Consultant”) for past sales and marketing services provided by the Sales Consultant. Of the 100,000 shares, 40,000 shares vest upon grant and the remaining 60,000 shares vest quarterly over two years from the date of grant.

On August 24, 2010, upon approval by the Company board of directors, Dr. Hossein Eslambolchi was elected as a director (the "Eslambolchi Appointment").  In connection with the Eslambolchi Appointment, the Company entered into a letter agreement (the "Eslambolchi Agreement") with Dr. Eslambolchi.  Pursuant to the Eslambolchi Agreement, Dr. Eslambolchi will serve as a director of the Company from August 20, 2010 through the date of the next annual meeting of the Company's stockholders, which is anticipated to be in Fall 2010.  During his term as a Director, Dr. Eslambolchi will receive a monthly retainer of $5,000.  Furthermore, the Company issued to Dr. Eslambolchi a warrant (the "Eslambolchi Warrant") to purchase 600,000 shares of the Company's common stock, par value $0.001 ("Common Stock") at $0.01 per share.  As consideration for Dr. Eslambolchi's prior advisory service to the Company over a two-year period commencing January 29, 2009, 450,000 of the underlying common stock shares, valued at approximately $6,000, vested as of August 24, 2010.  Subject to Dr. Eslambolchi's continued service as a director, the remaining 150,000 shares will vest in equal installments on the last day of each of the next two consecutive calendar quarters such that the Eslambolchi Warrant may be fully vested on December 31, 2010.  In addition, for each subsequent one-year term of service approve on or after the annual stockholders' meeting in Fall of 2011, Dr. Eslambolchi will receive a warrant or similar mechanism (e.g. non-qualified stock option) to purchase 100,000 shares of common stock, pursuant to the terms and conditions of an applicable award agreement and other governing documents.  Finally, pursuant to the Eslambolchi Agreement, Dr. Eslambolchi will receive full expense reimbursement for in-person meetings of the board of directors, plus any pre-approved out-of pocket expenses for any Company business expenses incurred, and will be covered by the Company's director and officer insurance policy.

On August 30, 2010, upon approval of the Company board of directors, the Company issued a non-qualified option to purchase 250,000 shares of the common stock to Steve Zeigler ("Zeigler") for past recruiting services provided by Zeigler. The entire 250,000 shares vest upon grant. In addition, Zeigler received $25,000 in cash for recruiting services provided to the Company.

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

Our management, with the participation of our chief executive and chief financial officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of our chief executive and chief financial officer, concluded that, as of June 30, 2010, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies. First, Verecloud has not properly segregated duties as two individuals can initiate, authorize, and complete all transactions. Verecloud has not implemented measures that would prevent the individuals from overriding the internal control system. Verecloud does not believe that this control deficiency has resulted in deficient financial reporting because the chief financial officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports. Second, Verecloud has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.  This material weakness was first discovered by the Company’s chief financial officer at the time of the Share Exchange.  Currently, the Company is discussing the implementation of a remediation plan and will implement such a plan when resources allow.

Accordingly, while Verecloud has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.

(b)  Changes in Internal Control over Financial Reporting. During the period covered by this Annual Report on Form 10-K, there were no changes Verecloud’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, Verecloud’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Name	Age	Position

John McCawley	44	Chief Executive Officer and Director
William E. Wood, III	44	President
Mark Faris	56	Executive Vice President – Business Development, Chairman of the Board and Director
Jim Buckley	49	Chief Financial Officer
Mike Cookson	48	Chief Operating Officer
Bill Perkins	43	Chief Technology Officer
Phillip Tonge	56	Director
Hossein Eslambolchi	53	Director

John McCawley has been Chief Executive Officer and Director of Verecloud since August 31, 2009. He co-founded Verecloud in March 2006 and has more than 12 years of experience as software developer, designer and architect for projects in the areas of finance and telecommunications. Prior to joining Verecloud, Mr. McCawley founded GatheringPoint Networks LLC, a national VoIP reseller. Mr. McCawley acted as President and Managing Member of GatheringPoint Networks, LLC from its founding in 2004 to January 2006. Mr. McCawley was also Founder and Senior Partner for Parocon Consulting Group, where he successfully developed a national IT consulting firm whose clients includes Fortune 500 clients such as SprintPCS, Echostar, Qwest and Level(3). Mr. McCawley received his MS in Information Systems from the University of Colorado at Denver and holds a BS in Finance and Economics from the University of Wyoming.

William ("Billy") E. Wood, III was named President of the Company in June 2010.  Prior to his appointment as President and for the previous seven months, Mr. Wood acted as a consultant to the Company.  Mr. Wood has extensive experience in the software services industry.  From November 2006 to November, 2009, Mr. Wood worked as a consultant advising numerous early stage companies regarding strategy, sales, marketing, technology, and capital raising, including, the following real estate companies: Plus One Communities; Tuscan Sun Communities; and Sommet Partners, and the following software companies: AeX; and Builderadius.  From June 2005 to October 2006, Mr. Wood served as President of Newdea, an enterprise resource planning software company with offices in Denver and Boulder, Colorado.  During his tenure at Newdea, Mr. Wood managed all operations, working capital and constituent relationships.  In addition, he coordinated all technology, marketing, sales, operations and support protocols for Newdea.  From March 2000 to May 2005, Mr. Wood served as President of TRE Financial Services, Inc., a federal and state tax software and financial services company ("TRE").  At TRE, Mr. Wood managed all operations and successfully raised the necessary capital to purchase TRE's sole source technology provider, integrate the two operations and roll-out new product initiatives.  In addition to the above, Mr. Wood also sits on the board of directors of OfferClick, Inc. and American Medical ID.  Mr. Wood earned a Bachelor of Arts in Economics from the University of Texas at Austin.

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

Jim Buckley has been our Chief Financial Officer since August 2009. He has over 25 years of diverse financial experience in corporate and operational finance, business development and strategy. His industry focus has been in cable and telecommunications.  From October 2008 to July 2009, Mr. Buckley provided part time financial and strategic support to the Company in addition to his role as Principal at Elevation Strategies, LLC, a provider of contract finance and CFO services.  From January 2008 to October 2008, Mr. Buckley served as Vice President – Strategy for Qwest Communications with a focus on long range planning and strategic initiatives within the Company.  From August 2006 to December 2007, Mr. Buckley provided contract finance and CFO services for major cable and telecom providers in the US.  From February 2003 to July 2006, Mr. Buckley served as Vice President-Finance at Adelphia Communications. He has worked for Fortune 100 companies (MediaOne and US WEST) as well as startup ventures in technology and media. Mr. Buckley is also a CPA and began his career at Coopers & Lybrand. Mr. Buckley received his MS in Management from Purdue University and his BS in Accounting from the University of Colorado at Boulder. On June 22, 2010, Mr. Buckley became a full-time employee of Verecloud.

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

Phillip Tonge was appointed to the board of directors as a director on August 12, 2010.  From November 2007 to December 2009, Mr. Tonge served as President of the North American residential and small commercial businesses of Direct Energy. Prior to that, from July 2004 to November 2007, Mr. Tonge was Direct Energy’s President of US operations and President of Texas operations.  While at Direct Energy, Mr. Tonge was part of the company’s executive and risk management committees.  He was also head of the company’s North American diversity efforts.  Prior to joining Direct Energy, Mr. Tonge was employed with AT&T for over 20 years in two different stints, from 1978 to 1987 and from 1993 to 2003, where he held the positions of Vice President of Consumer Services and President of AT&T Residential Local Services.  Mr. Tonge received a bachelor in arts from the University of Delaware.

Dr. Hossein Eslambolchi was appointed to the board of directors as a director on August 24, 2010.  Since 2005, Dr. Eslambolchi has been chairman of 2020 Venture Partners, which provides technology and operations consulting to private equity and venture capital firms in the area of telecommunications IP software and infrastructure. From 1986 to 2005, Dr. Eslambolchi held several executive positions with AT&T including, chief technology officer, president of the AT&T Global Networking Technology Services, president and chief executive officer of AT&T Labs, and chief information officer. Dr. Eslambolchi holds a Bachelor of Science degree in Electrical Engineering, a Masters of Science degree in Electrical Engineering and a Ph.D. in Electrical Engineering, all from the University of California - San Diego.

Family Relationships

None.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires that the Company's directors and executive officers, and beneficial owners of more than 10% of our outstanding common stock file reports with the SEC disclosing their ownership of common stock and changes in such ownership. The rules of the SEC require insiders to provide the Company with copies of all Section 16(a) reports that the insiders file with the SEC. The Company believes that, with respect to the 2010 fiscal year, its directors, executive owners and 10% stockholders complied with all Section 16(a) filing requirements, except that during the fiscal year ended June 30, 2010, John McCawley filed one untimely Form 3, Mike Cookson filed one untimely Form 3 and one untimely Form 4, William Perkins filed one untimely Form 3 and two untimely Form 4s, Mark Faris filed one untimely Form 3 and one untimely Form 4, Jim Buckley filed one untimely Form 3 and one untimely Form 4, Billy Wood filed one untimely Form 3 and one untimely Form 4, and TMG Holdings, LLC filed one untimely Form 3. In making these statements, the Company has relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to us and the written representations of our directors, executive officers and 10% stockholders.

Code of Ethics

The Company does not currently have a Code of Ethics.  The Company's business operations are not complex and the Company has a very limited stockholder base.  The Company seeks advice and counsel from outside experts such as our lawyers on matters relating to corporate governance.  The Company recognizes that adopting a Code of Ethics would be a valuable addition to its corporate structure and plans to do so in fiscal year 2011.

Nominating Procedures

During the period covered by this Annual Report on Form 10-K, there were no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Audit Committee

The Company currently does not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act or a committee performing similar functions.

Indemnification of Directors and Officers

Under the Company's Bylaws, the Company indemnifies a director or officer of the Company against liability and advance the costs of defending any such person against liability, provided (i) the director or officer was acting on our behalf in his official capacity as a director or officer, and (ii) such director or officer conducted himself in good faith and believed his conduct was in, or not opposed to, our best interests (or in the case of any criminal proceeding, that he had no reasonable cause to believe his conduct was unlawful). We may not indemnify a director or officer, however, if such director or officer is adjudged liable to us, or if the director or officer is adjudged to have derived an improper personal benefit.

Indemnification permitted by these provisions is limited to reasonable expenses incurred in connection with the proceeding upon which liability is predicated, which includes the amount of any such liability actually imposed.

In addition, on June 22, 2010, the Company entered into separate indemnity agreements (each, an "Indemnity Agreement") with each of the following officers and directors:  John McCawley, William E. Wood, III, James R. Buckley, Michael P. Cookson, William M. Perkins and Mark Faris.  Pursuant to the identical Indemnity Agreements with each executive, in exchange for the officer's and director's service to the Company, the Company agreed to indemnify each of these officers and directors to the fullest extent provided under Nevada law.

ITEM 11.   EXECUTIVE COMPENSATION

 Summary Compensation Information

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 2010 and 2009 by the Company’s Principal Executive Officer, Principal Financial Officer, and the Company’s three other most highly compensated executive officers whose total compensation for the fiscal years ended June 30, 2010 and 2009 was in excess of $100,000, and who were serving as executive officers at the end of that fiscal year. No other executive officers who would have otherwise been includable in such table on the basis of total compensation for the 2010 or 2009 fiscal years have been included by reason of their termination of employment or change in executive officer status during that year. The listed individuals shall be hereinafter referred to as the "named executive officers."

	Year	Salary		Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation		All Other Comp	Total

John F. McCawley	2010	$247,334		$-	$-	$-	$-	$-		$-	$247,334
Chief Executive Officer	2009	$240,000		$-	$-	$-	$-	$-		$-	$240,000

William Perkins	2010	$166,685		$-	$56,330	$-	$-	$-		$-	$223,015
Chief Technology Officer	2009	$170,050		$-	$-	$-	$-	$-		$-	$170,050

Mark Faris	2010	$179,308		$-	$34,778	$-	$-	$-		$-	$214,085
EVP of Business Development and Chairman of the Board	2009	$100,000		$-	$-	$-	$-	$-		$-	$100,000

Michael P. Cookson	2010	$169,945		$-	$41,309	$-	$-	$-		$-	$211,254
Chief Operating Officer	2009	$158,875		$-	$-	$-	$-	$-		$-	$158,875

James R. Buckley	2010	$7,500	(1)	$28,000	$-	$-	$-	$174,013	(1)	$-	$209,513
Chief Financial Officer	2009	$-		$-	$-	$-	$-	$55,125	(1)	$-	$55,125

(1)
James R. Buckley served as a consultant from November 2008 to June 22, 2010 and received payments totaling $174,013 and $55,125 for the fiscal years ended June 30, 2010 and 2009, respectively, which are included in the Other Compensation column. Effective June 22, 2010, Mr. Buckley became the full-time Chief Financial Officer of the Company with a base salary of $180,000 per year.

(2)	On February 24, 2010, the Company granted Mr. Buckley 400,000 shares of common stock for his consulting services as Chief Financial Officer of the Company.

Elements of Compensation

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

Base Salary

Our named executive officers receive base salaries commensurate with their roles and responsibilities.  On June 22, 2010, we executed employment agreements with William E. Wood, III, Michael P. Cookson, James R. Buckley and William Perkins as described below.  Base salaries and subsequent adjustments, if any, are reviewed and approved by our board of directors annually, based on independent evaluations of each executive’s performance for the prior year, expertise and position, and objective sources such as PayScale.com.  The base salaries and other compensation paid to our named executive officers (excluding Mr. Wood who was appointed as President on June 22, 2010) in the fiscal years ended June 30, 2010 and 2009 are reflected in the Summary Compensation Table above.

Stock-Based Awards

Our named executive officers are eligible to receive options to purchase common stock pursuant to the Company's 2009 Equity Incentive Plan (the "Incentive Plan"), which our board of directors approved on October 27, 2009.  These option grants are based upon numerous factors including a combination of performance and relative value of different job types.  In addition, the board of directors believes that stock-based awards, based upon individual performance, will maximize stockholder value through incentivizing the Company’s named executive officers and retaining them through multi-year vesting periods.  As of June 30, 2010, there have been 6,240,000 options to purchase the Company’s common stock issued to our named executive officers, of which 2,703,333 have vested.

Unit Bonus Plan

On January 26, 2010, the board of directors adopted the Verecloud, Inc. Unit Bonus Plan (the "Unit Bonus Plan") and granted unit awards ("Unit Awards") to certain current key employees of the Company pursuant to the terms of the Unit Bonus Plan.  The Unit Bonus Plan provides that a participant’s Unit Award will vest and become payable only upon one of the following events: (i) a change in control of the Company (a "Change in Control"); (ii) a valuation of the Company equal to or greater than $30 million that is sustained for a period of 15 consecutive days (a "Market Valuation Event"); or (iii) the participant’s involuntary separation from service by the Company without cause or by reason of the participant’s death or disability (an "Involuntary Separation"). On September 16, 2010, the Company’s board of directors voted to eliminate a Market Evaluation Event as a trigger to pay a Unit Award.

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

The total value of the unit pool is equal to, as applicable, 12.5 percent of the following amounts: (i) the total consideration received by the Company upon a Change in Control; or (ii) the fair market value of the outstanding shares of common stock of the Company at the time of a Market Valuation Event or an applicable Involuntary Separation (the "Company Value").  Mark Faris, Executive Vice President and the Chairman of the board of directors, received a Unit Award equal to 5 percent of the Company Value, William Perkins, Chief Technology Officer, received a Unit Award equal to 2.5 percent of the Company Value and Michael P. Cookson, Chief Operating Officer, received a Unit Award equal to 2 percent of the Company Value.

Retention Bonus Agreements

On January 26, 2010, the board of directors also approved the Company entering into Retention Bonus Agreements (each, a "Retention Agreement") with four employees, including Lynn Schlemeyer, Mark Faris, Michael P. Cookson and William Perkins.  From November 1, 2009 thru June 15, 2010, the annual salary of each of these four employees was reduced by 25 percent.  Each Retention Agreement provides that, subject to the employee’s continuous service with the Company from the effective date of the Retention Agreement through the date of the Triggering Event (as defined below), the employee may receive a bonus, in the form of either cash or stock, in an amount equal to the salary such employee has foregone since November 1, 2009.  The "Triggering Event" is the board of director’s declaration to pay a bonus based on one of the following events:  (i) a Change of Control, as such term is defined in the Incentive Plan; (ii) removal of the "going concern" status of the Company rendered by an external audit and as reported in the Company’s public filings; (iii) the receipt of intermediate-term financing, which is determined by the board of directors to merit the approval of the bonus; or (iv) the entry into a material definitive agreement, which is determined by the board of directors to merit the approval of the bonus.  On June 22, 2010 and in connection with the Loan Agreement by and between the Company and TMG Holdings Colorado, LLC, the board of directors deemed the loan to the Company as the "receipt of intermediate-term financing" and authorized the payment of a bonus under each Retention Agreement. As a result, the Company accrued $107,042 related to the amounts owed the four employees noted above, which have been included in the Summary Compensation Table, where applicable. Of this amount, $40,000 was paid in cash on June 30, 2010. The remainder will be paid in cash or stock prior to March 31, 2011.

Incentive Compensation Plan

On June 22, 2010, the Company's board of directors approved the Verecloud, Inc. 2010 Incentive Compensation Plan (the "Incentive Compensation Plan").  The purpose of the Incentive Compensation Plan is to motivate the Company's employees to achieve performance-based financial results by rewarding employees for their contributions to the Company's performance.  The Incentive Compensation Plan is only in effect for the Company's 2011 fiscal year (July 1, 2010 through June 30, 2011).  All individuals employed by the Company in a full-time capacity before July 1, 2010 are eligible to participate in the Incentive Compensation Plan. The Incentive Compensation Plan has two components:  first, there is a corporate performance factor, which is measured by the Company’s EBITDA; and second, there is an individual performance factor, which is based on each employee's individual performance review. The corporate performance factor is weighted at 75 percent and the individual performance factor is weighted at 25 percent. Percentage achievement of these weighted factors is multiplied by each participant’s target incentive to determine the amount payable under the Incentive Compensation Plan to that participant. Amounts payable under the Incentive Plan are calculated semi-annually and are targeted to be paid on or about January 15, 2011 and August 15, 2011. Each participant’s semi-annual payment under the Incentive Compensation Plan is subject to his continuous employment through the date his lump sum payment is distributed by the Company.   As of September 28, 2010, there have been no issuances or payments made under the Incentive Compensation Plan.

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

Employment Agreements

On June 22, 2010, we entered into employment agreements (the "Employment Agreements") with the following executives:  (i) our new President, William E. Wood, III; (ii) our Chief Financial Officer, James R. Buckley; (iii) our Chief Operating Officer, Michael P. Cookson; and (iv) our Chief Technology Officer, William Perkins.

Pursuant to the Employment Agreements:

(a) Mr. Wood is to receive a base salary of $225,000 per annum and options to purchase 5,700,000 shares of the Company's common stock at $0.02 per share;

(b) Mr. Buckley is to receive a base salary of $180,000 per annum and options to purchase 1,900,000 shares of the Company's common stock at $0.02 per share;

(c) Mr. Cookson is to receive a base salary of $180,000 per annum and options to purchase 500,000 shares of the Company's common stock at $0.02 per share; and

(d) Mr. Perkins is to receive a base salary of $180,000 per annum and options to purchase 350,000 shares of the Company's common stock at $0.02 per share.

Each option granted above will vest 1/12 on the last day of each calendar quarter commencing September 30, 2010, so that if each executive remains continuously employed by the Company, their respective options will fully vest on June 30, 2013.

In addition, the Employment Agreements provide that each of the executives is eligible to participate in the Company's benefit plans (including, as they become available, savings, profit-sharing, life, disability, health, accident and other programs), will accrue three weeks paid vacation per year and be entitled to paid holidays in accordance with the Company's vacation policy.

In the event any executive's employment is terminated without cause (as defined in the Employment Agreements) or the executive resigns for good reason (as defined in the Employment Agreements), upon execution of a release of claims against the Company, the executive would be entitled to receive an amount equal to six times the amount of his monthly base salary. However, in the event the executive's employment is terminated without cause (as defined in the Employment Agreements) or the executive resigns for good reason (as defined in the Employment Agreements), at anytime during the period beginning three months prior to a change in control (as defined in the Employment Agreements) and ending 12 months after a change in control, the executive would instead be entitled to receive a lump sum payment equal to the sum of (i) 1.0 times his base salary, plus (ii) the bonus he earned for the prior calendar year, plus (iii) 12.0 times the monthly premium amount for the executive's employee benefits.

In addition, the Employment Agreements include a "modified 280G cutback" which provides that, in the event of a change in control (as defined in the Employment Agreements), if the executive would receive payments in excess of the Internal Revenue Code Section 280G statutory safe harbor   amount, he will receive the amount of payments that results in the greatest after-tax proceeds.

Compensation Policies and Practices as they Relate to the Company's Risk Management

We conducted a review of our compensation policies and procedures as they relate to an overall risk management policy.  We have concluded that our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

 Outstanding Equity Awards at Fiscal Year-End (June 30, 2010)

Option Awards (1)(2)						Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options(#)	Option exercise price ($)	Option expiration date	Number of shares of units of stock that have not vested(#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested(#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested($)
John F. McCawley
Chief Executive Officer

William Perkins	1,150,000			$0.07	11/24/2019
Chief Technology Officer		350,000		$0.02	6/21/2020

Mark Faris	710,000	710,000		$0.07	11/24/2019
EVP of Business Dev and Chairman of the Board

Michael P. Cookson	843,333	76,667		$0.07	11/24/2019
Chief Operating Officer		500,000		$0.02	6/21/2020

James R Buckley		1,900,000		$0.02	6/21/2020
Chief Financial Officer

(1)	Options have a ten year term and vest 1/12 on the last day of the calendar quarter.
(2)
The unvested portion of each outstanding stock option and restricted stock unit awards may, at the Board’s discretion, fully vest on an accelerated basis upon certain changes in control or ownership of the Company.

Director Compensation

None.

Outstanding Equity Awards at September 28, 2010

As of September 28, 2010, there have been 6,240,000 options to purchase the Company’s common stock issued to our named executive officers, of which 2,703,333 have vested.

Compensation Committee Interlocks and Insider Participation

During the years ended June 30, 2010 and 2009, the Company did not have a Compensation Committee.

During the years ended June 30, 2010 and 2009:

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
Phillip Tonge
Hossein Eslambolchi

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our common stock based on 78,191,333 (1) issued and outstanding shares of common stock as of September 28, 2010 by:

▪	each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;

•	each executive officer;

•	each director; and

•	all of the executive officers and directors as a group.

(1) This number of shares of common stock does not reflect shares of common stock authorized and reserved for future issuance under the Incentive Plan or the amount of presently outstanding, unvested options to acquire common stock or restricted shares issued under such equity incentive plan.  However, this amount assumes the exercise of all vested options outstanding under the Incentive Plan within 60 days of the date of this Annual Report on Form 10-K.

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

Name and Address of Beneficial Owner	Beneficially Owned		Percent of Class Beneficially Owned
Directors and Executive Officers

John McCawley, Chief Executive Officer and Director	42,320,000		54.1%

William E Wood, President	475,000		*

Michael P. Cookson, Chief Operating Officer	961,667	(1)	1.2%

James R. Buckley, Chief Financial Officer	558,333		*

Mark Faris, Executive Vice President of Business Development, Director and Chairman of the Board	828,333	(1)	1.1%

William Perkins, Chief Technology Officer	1,179,167	(1)	1.5%

Dr. Hossein Eslambolchi, Director	450,000	(1)	*

Phillip Tonge, Director	0		*

Officers and Directors as a Group	46,772,500		59.8%
(total of 8 persons)

5% Stockholders

TMG Holdings, LLC (2) c/o The Mesa Group, Inc. 7598 North Mesa Street El Paso, TX 79912	21,800,000	(2)	27.9%

* Less than 1%
(1) Represents vested options to purchase common stock of the Company pursuant to the Incentive Plan.
(2) TMG Holdings, LLC, a Texas limited liability company, is beneficially owned 50% by Scott Schwartz and 50% by Douglas Schwartz. Each of Scott Schwartz and Douglas Schwartz control 50% of the voting power and 50% of the investment power of TMG Holdings, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of September 28, 2010, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--

Equity compensation plans not approved by security holders	15,650,000	$0.04	350,000
Total (1)	15,650,000	$0.04	350,000

(1) The 180,000 restricted shares issued to the Company’s employees placed on furlough due to the termination of the LightSquared contract termination in November 2009 and not rehired as of June 30, 2010 have not been included in these calculations or total. Those restricted shares expired on July 1, 2010.

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

Under the Incentive Plan, the board of directors in its sole discretion may grant stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, deferred stock or other equity-based awards (each an "Award") to the Company’s employees, directors and consultants (or those of the Company’s affiliates).  The Awards available under the Incentive Plan also include performance-based Awards, which would have pre-established performance goals that relate to the achievement of the Company’s business objectives.  The performance-based stock Awards available under the Incentive Plan are intended to comply with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, to allow such Awards, when payable, to be tax deductible by the Company.

On June 22, 2010, the board of directors of Verecloud approved to increase the amount of shares reserved for issuance under the Incentive Plan from 8,000,000 shares of common stock to 16,000,000 shares.  To the extent that an Award expires, ceases to be exercisable, is forfeited or repurchased by the Company, any shares subject to the Award may be used again for new grants under the Incentive Plan.  In addition, shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligation with respect to any Award (other than with respect to options) may be used for grants under the Incentive Plan.  Initially, the maximum number of shares of Common Stock that may be subject to one or more Awards to a participant pursuant to the Incentive Plan during any fiscal year of the Company is 4,000,000.  However, the Incentive Plan, as amended, increases this maximum amount to 8,000,000 shares.

As of June 30, 2010, 15,300,000 options to acquire shares of common stock and restricted shares have been issued and are outstanding under the Incentive Plan, leaving 700,000 shares of common stock remaining available for option and stock awards under the Incentive Plan. The 15,300,000 options to acquire shares of common stock and restricted shares consist of the following:

•
15,100,000 options to acquire shares of common stock.  In general, each option vests evenly on the last day of each fiscal quarter, based on a three-year period commencing upon the employee's original date-of-hire.  As of June 30, 2010, 4,627,083 options have vested.

•
200,000 shares awarded as restricted stock to those employees of the Company put on furlough as a result of the November 2, 2009 contract termination with LightSquared.  Each restricted stock award will vest evenly on the first day of each third month over a two-year period commencing on November 1, 2009, provided that the employee has been reinstated to a full-time position at the Company on or before July 1, 2010.   Effective July 1, 2010, 180,000 of these shares were cancelled and became eligible for option and stock awards under the Incentive Plan since the employees who received these shares were not reinstated to employment on or before July 1, 2010. Of the remaining 20,000 restricted shares that were not cancelled, 5,000 shares vested on June 30, 2010.

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

On June 10, 2010, the Company entered into a consulting agreement with TMG (the "Consulting Agreement"), TMG agreed to render consulting services with respect organizational and business matters to the Company.  The consulting agreement has a three-year term and provides that commencing on March 31, 2013 and terminating on December 31, 2011, the Company shall pay TMG an aggregate amount of $744,000 in 12 quarterly payments of $62,000.  As of June 30, 2010, the Company had accrued $33,818 associated with the Consulting Agreement.  The Company currently has the Loan Agreement with TMG's affiliate, TMG Colorado, and another affiliate of TMG, TMG Holdings, is the Company's second largest stockholder.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors in the rules of The Nasdaq Stock Market, considered whether any director has a material relationship with us that could interfere with their ability to exercise independent judgment in carrying out their responsibilities.  As a result of this review, we determined that our directors, John McCawley and Mark Faris, are not "independent directors" as defined under the rules of The Nasdaq Stock Market.  If we ever become a listed issuer whose securities are listed on The Nasdaq Stock Market or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors has appointed Schumacher & Associates, Inc. as our independent accountants to perform the audit for the years ended June 30, 2010 and 2009. The board reviews and approves audit and permissible non-audit services as well as the fees charged for such services. In its review of non-audit service fees, the board of directors will consider whether the provision of such services is compatible with maintaining Schumacher & Associate’s independence.

The following table sets forth fees billed by our principal accounting firm of Schumacher & Associates, Inc. for the years ended June 30, 2010 and 2009:

	Year Ended June 30,
	2010	2009
Audit Fees	$49,800	$7,700
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$49,800	$7,700

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

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q/A on February 17, 2010 and incorporated by reference herein).
3.2	Amendment to Company's Articles of Incorporation, dated as of August 26, 2010 (filed as Exhibit 3.1 to the Company's Form 8-K on August 27, 2010, and incorporated by reference herein).
3.2	Bylaws (filed as Exhibit 3.2 to the Company's Form 10-SB on October 30, 2007, and incorporated by reference herein).
10.1
Purchase Agreement by and among Cadence II, LLC, Pat Burke and Ann Burke dated as of May 26, 2009 (filed as Exhibit 10.2 to the Company’s Form 8-K on September 1, 2009, and incorporated by reference herein).

10.2	Promissory Note dated as of May 26, 2009 (filed as Exhibit 10.3 to the Company’s Form 8-K on September 1, 2009, and incorporated by reference herein).
10.3
Consulting Agreement dated by and between Network Cadence, Inc. and Capital Group Communications, Inc. dated as of September 15, 2009 (filed as Exhibit 10.5 to the Company’s Amendment No. 2 of Registration Statement on Form S-1 on February 3, 2010, and incorporated by reference herein).

10.4	Network Cadence, Inc. 2009 Equity Incentive Plan, dated as of October 31, 2009 (filed as Exhibit 10.1 to the Company’s Form 8-K on November 2, 2009, and incorporated by reference herein).*
10.6	Verecloud, Inc. Bonus Unit Plan, dated as of January 26, 2010 (filed as Exhibit 10.2 to the Company’s Form 8-K on January 29, 2010, and incorporated by reference herein).*
10.7
Retention Bonus Agreement by and between the Company and Daniel Vacanti, dated as of January 26, 2010 (filed as Exhibit 10.3 to the Company’s Form 8-K on January 29, 2010, and incorporated by reference herein).*

10.8
Retention Bonus Agreement by and between the Company and Lynn Schlemeyer, dated as of January 26, 2010 (filed as Exhibit 10.4 to the Company’s Form 8-K on January 29, 2010, and incorporated by reference herein).*

10.9
Retention Bonus Agreement by and between the Company and Mark Faris, dated as of January 26, 2010 (filed as Exhibit 10.5 to the Company’s Form 8-K on January 29, 2010, and incorporated by reference herein).*

10.10
Retention Bonus Agreement by and between the Company and Mike Cookson, dated as of January 26, 2010 (filed as Exhibit 10.6 to the Company’s Form 8-K on January 29, 2010, and incorporated by reference herein).*

10.11
Retention Bonus Agreement by and between the Company and Bill Perkins, dated as of January 26, 2010 (filed as Exhibit 10.7 to the Company’s Form 8-K on January 29, 2010, and incorporated by reference herein).*

10.12
Loan Agreement by and between Verecloud, Inc. and TMG Holdings Colorado, dated as of June 10, 2010 (filed as Exhibit 10.1 to the Company's Form 8-K on June 16, 2010, and incorporated by reference herein).

10.13	Revolving Credit Note dated as of June 10, 2010 (filed as Exhibit 10.2 to the Company's Form 8-K on June 16, 2010, and incorporated by reference herein).

10.14
Security Agreement by and between Verecloud, Inc. and TMG Holdings Colorado, LLC, dated as of June 10, 2010 (filed as Exhibit 10.3 to the Company's Form 8-K on June 16, 2010, and incorporated by reference herein).

10.15
Subscription Agreement by and between Verecloud, Inc. and TMG Holdings, LLC, dated as of June 10, 2010 (filed as Exhibit 10.4 to the Company's Form 8-K on June 16, 2010, and incorporated by reference herein).

10.16
Independent Contractor Consulting Agreement by and between Verecloud, Inc. and The Mesa Group, Inc., dated as of June 10, 2010 (filed as Exhibit 10.5 to the Company's Form 8-K on June 16, 2010, and incorporated by reference herein).

10.17
Note Purchase Agreement by and among Verecloud, Inc., Pat Burke and Ann Burke, dated as of June 11, 2010 (filed as Exhibit 10.6 to the Company's Form 8-K on June 16, 2010, and incorporated by reference herein).

10.18	Common Stock Purchase Warrant by Verecloud, Inc., dated as of June 11, 2010 (filed as Exhibit 10.7 to the Company's Form 8-K on June 16, 2010, and incorporated by reference herein).
10.19
Employment Agreement by and between Verecloud, Inc. and William E. Wood, III, dated as of June 22, 2010 (filed as Exhibit 10.1 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.20
Nonqualified Stock Option Agreement by and between Verecloud, Inc. and William E. Wood, II, dated as of June 22, 2010 (filed as Exhibit 10.2 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.21
Employment Agreement by and between Verecloud, Inc. and James R. Buckley, dated as of June 22, 2010 (filed as Exhibit 10.3 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.22
Nonqualifed Stock Option Agreement by and between Verecloud, Inc. and James R. Buckley, dated as of June 22, 2010 (filed as Exhibit 10.4 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.23
Employment Agreement by and between Verecloud, Inc. and Michael P. Cookson, dated as of June 22, 2010 (filed as Exhibit 10.5 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.24
Nonqualified Stock Option Agreement by and between Verecloud, Inc. and Michael P. Cookson, dated as of June 22, 2010 (filed as Exhibit 10.6 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.25
Employment Agreement by and between Verecloud, Inc. and William M. Perkins, dated as of June 22, 2010 (filed as Exhibit 10.7 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.26
Nonqualified Stock Option Agreement by and between Verecloud, Inc. and William M. Perkins, dated as of June 22, 2010 (filed as Exhibit 10.8 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.27
Non-Disclosure, Proprietary Information and Inventions Agreement by and between Verecloud, Inc. and William E. Wood, III, dated as of June 22, 2010 (filed as Exhibit 10.9 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.28
Non-Disclosure, Proprietary Information and Inventions Agreement by and between Verecloud, Inc. and James R. Buckley, dated as of June 22, 2010 (filed as Exhibit 10.10 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.29
Non-Disclosure, Proprietary Information and Inventions Agreement by and between Verecloud, Inc. and Michael P. Cookson, dated as of June 22, 2010 (filed as Exhibit 10.11 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.30
Non-Disclosure, Proprietary Information and Inventions Agreement by and between Verecloud, Inc. and William M. Perkins, dated as of June 22, 2010 (filed as Exhibit 10.12 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.31	Indemnity Agreement by and between Verecloud, Inc. and John F. McCawley, dated June 22, 2010 (filed as Exhibit 10.13 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*
10.32
Indemnity Agreement by and between Verecloud, Inc. and William E. Wood, III, dated June 22, 2010 (filed as Exhibit 10.14 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.33	Indemnity Agreement by and between Verecloud, Inc. and James R. Buckley, dated June 22, 2010 (filed as Exhibit 10.15 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.34
Indemnity Agreement by and between Verecloud, Inc. and Michael P. Cookson, dated June 22, 2010 (filed as Exhibit 10.16 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.35
Indemnity Agreement by and between Verecloud, Inc. and William M. Perkins, dated June 22, 2010 (filed as Exhibit 10.17 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.36	Indemnity Agreement by and between Verecloud, Inc. and Mark Faris, dated June 22, 2010 (filed as Exhibit 10.18 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*
10.37	Verecloud, Inc. 2010 Incentive Compensation Plan, dated June 22, 2010 (filed as Exhibit 10.19 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*
10.38
First Amendment to the Verecloud, Inc. 2009 Equity Incentive Plan, dated as of June 22, 2010 (filed with the Company's Definitive Information Statement on Form 14C on July 30, 2010, and incorporated by reference herein).*

10.39
Letter Agreement by and between Verecloud, Inc. and Phillip Tonge, dated as of August 12, 2010 (filed as Exhibit 10.1 to the Company's Form 8-K on August 18, 2010, and incorporated by reference herein).

10.40	Common Stock Purchase Warrant by Verecloud, Inc., dated August 12, 2010 (filed as Exhibit 10.2 to the Company's Form 8-K on August 18, 2010, and incorporated by reference herein).
10.41
Letter Agreement by and between Verecloud, Inc. and Dr. Hossein Eslambolchi, dated as of August 24, 2010 (filed as Exhibit 10.1 to the Company's Form 8-K on August 27, 2010, and incorporated by reference herein).

10.42	Common Stock Purchase Warrant by Verecloud, Inc., dated August 24, 2010 (filed as Exhibit 10.2 to the Company's Form 8-K on August 27, 2010, and incorporated by reference herein).
23.1	Consent of Schumacher & Associates, Inc. (as previously disclosed on the Company's Registration Statement on Form S-1/A, filed on April 19, 2010, and incorporated by reference herein).
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code furnished herewith.
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code furnished herewith.
*Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERECLOUD, INC.
By:	/ s/ John McCawley
John McCawley Chief Executive Officer of Verecloud, Inc. Dated: September 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John McCawley
John McCawley Chief Executive Officer and Director of Verecloud, Inc.
By:	/s/ James R. Buckley
James R. Buckley Chief Financial Officer of Verecloud, Inc.
By:	/s/ Mark W. Faris
Mark W. Faris Chairman of the Board of Verecloud, Inc.
By:	/s/ Phillip Tonge
Phillip Tonge Director of the Board of Verecloud, Inc.
By:	/s/ Hossein Eslambolchi
Hossein Eslambolchi Director of the Board of Verecloud, Inc.

Exhibit List

2.1
Share Exchange Agreement among Cadence II, LLC, Sage Interactive, Inc. and John McCawley dated as of August 31, 2009 (filed as Exhibit 2.1 to the Company's Form 8-K on September 1, 2009 and incorporated by reference herein).

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q/A on February 17, 2010 and incorporated by reference herein).
3.2	Amendment to Company's Articles of Incorporation, dated as of August 26, 2010 (filed as Exhibit 3.1 to the Company's Form 8-K on August 27, 2010, and incorporated by reference herein).
3.2	Bylaws (filed as Exhibit 3.2 to the Company's Form 10-SB on October 30, 2007, and incorporated by reference herein).
10.1
Purchase Agreement by and among Cadence II, LLC, Pat Burke and Ann Burke dated as of May 26, 2009 (filed as Exhibit 10.2 to the Company’s Form 8-K on September 1, 2009, and incorporated by reference herein).

10.2	Promissory Note dated as of May 26, 2009 (filed as Exhibit 10.3 to the Company’s Form 8-K on September 1, 2009, and incorporated by reference herein).
10.3
Consulting Agreement dated by and between Network Cadence, Inc. and Capital Group Communications, Inc. dated as of September 15, 2009 (filed as Exhibit 10.5 to the Company’s Amendment No. 2 of Registration Statement on Form S-1 on February 3, 2010, and incorporated by reference herein).

10.4	Network Cadence, Inc. 2009 Equity Incentive Plan, dated as of October 31, 2009 (filed as Exhibit 10.1 to the Company’s Form 8-K on November 2, 2009, and incorporated by reference herein).*
10.6	Verecloud, Inc. Bonus Unit Plan, dated as of January 26, 2010 (filed as Exhibit 10.2 to the Company’s Form 8-K on January 29, 2010, and incorporated by reference herein).*
10.7
Retention Bonus Agreement by and between the Company and Daniel Vacanti, dated as of January 26, 2010 (filed as Exhibit 10.3 to the Company’s Form 8-K on January 29, 2010, and incorporated by reference herein).*

10.8
Retention Bonus Agreement by and between the Company and Lynn Schlemeyer, dated as of January 26, 2010 (filed as Exhibit 10.4 to the Company’s Form 8-K on January 29, 2010, and incorporated by reference herein).*

10.9
Retention Bonus Agreement by and between the Company and Mark Faris, dated as of January 26, 2010 (filed as Exhibit 10.5 to the Company’s Form 8-K on January 29, 2010, and incorporated by reference herein).*

10.10
Retention Bonus Agreement by and between the Company and Mike Cookson, dated as of January 26, 2010 (filed as Exhibit 10.6 to the Company’s Form 8-K on January 29, 2010, and incorporated by reference herein).*

10.11
Retention Bonus Agreement by and between the Company and Bill Perkins, dated as of January 26, 2010 (filed as Exhibit 10.7 to the Company’s Form 8-K on January 29, 2010, and incorporated by reference herein).*

10.12
Loan Agreement by and between Verecloud, Inc. and TMG Holdings Colorado, dated as of June 10, 2010 (filed as Exhibit 10.1 to the Company's Form 8-K on June 16, 2010, and incorporated by reference herein).

10.13	Revolving Credit Note dated as of June 10, 2010 (filed as Exhibit 10.2 to the Company's Form 8-K on June 16, 2010, and incorporated by reference herein).

10.14
Security Agreement by and between Verecloud, Inc. and TMG Holdings Colorado, LLC, dated as of June 10, 2010 (filed as Exhibit 10.3 to the Company's Form 8-K on June 16, 2010, and incorporated by reference herein).

10.15
Subscription Agreement by and between Verecloud, Inc. and TMG Holdings, LLC, dated as of June 10, 2010 (filed as Exhibit 10.4 to the Company's Form 8-K on June 16, 2010, and incorporated by reference herein).

10.16
Independent Contractor Consulting Agreement by and between Verecloud, Inc. and The Mesa Group, Inc., dated as of June 10, 2010 (filed as Exhibit 10.5 to the Company's Form 8-K on June 16, 2010, and incorporated by reference herein).

10.17
Note Purchase Agreement by and among Verecloud, Inc., Pat Burke and Ann Burke, dated as of June 11, 2010 (filed as Exhibit 10.6 to the Company's Form 8-K on June 16, 2010, and incorporated by reference herein).

10.18	Common Stock Purchase Warrant by Verecloud, Inc., dated as of June 11, 2010 (filed as Exhibit 10.7 to the Company's Form 8-K on June 16, 2010, and incorporated by reference herein).
10.19
Employment Agreement by and between Verecloud, Inc. and William E. Wood, III, dated as of June 22, 2010 (filed as Exhibit 10.1 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.20
Nonqualified Stock Option Agreement by and between Verecloud, Inc. and William E. Wood, II, dated as of June 22, 2010 (filed as Exhibit 10.2 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.21
Employment Agreement by and between Verecloud, Inc. and James R. Buckley, dated as of June 22, 2010 (filed as Exhibit 10.3 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.22
Nonqualifed Stock Option Agreement by and between Verecloud, Inc. and James R. Buckley, dated as of June 22, 2010 (filed as Exhibit 10.4 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.23
Employment Agreement by and between Verecloud, Inc. and Michael P. Cookson, dated as of June 22, 2010 (filed as Exhibit 10.5 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.24
Nonqualified Stock Option Agreement by and between Verecloud, Inc. and Michael P. Cookson, dated as of June 22, 2010 (filed as Exhibit 10.6 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.25
Employment Agreement by and between Verecloud, Inc. and William M. Perkins, dated as of June 22, 2010 (filed as Exhibit 10.7 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.26
Nonqualified Stock Option Agreement by and between Verecloud, Inc. and William M. Perkins, dated as of June 22, 2010 (filed as Exhibit 10.8 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.27
Non-Disclosure, Proprietary Information and Inventions Agreement by and between Verecloud, Inc. and William E. Wood, III, dated as of June 22, 2010 (filed as Exhibit 10.9 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.28
Non-Disclosure, Proprietary Information and Inventions Agreement by and between Verecloud, Inc. and James R. Buckley, dated as of June 22, 2010 (filed as Exhibit 10.10 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.29
Non-Disclosure, Proprietary Information and Inventions Agreement by and between Verecloud, Inc. and Michael P. Cookson, dated as of June 22, 2010 (filed as Exhibit 10.11 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.30
Non-Disclosure, Proprietary Information and Inventions Agreement by and between Verecloud, Inc. and William M. Perkins, dated as of June 22, 2010 (filed as Exhibit 10.12 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.31	Indemnity Agreement by and between Verecloud, Inc. and John F. McCawley, dated June 22, 2010 (filed as Exhibit 10.13 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*
10.32
Indemnity Agreement by and between Verecloud, Inc. and William E. Wood, III, dated June 22, 2010 (filed as Exhibit 10.14 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.33	Indemnity Agreement by and between Verecloud, Inc. and James R. Buckley, dated June 22, 2010 (filed as Exhibit 10.15 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.34
Indemnity Agreement by and between Verecloud, Inc. and Michael P. Cookson, dated June 22, 2010 (filed as Exhibit 10.16 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.35
Indemnity Agreement by and between Verecloud, Inc. and William M. Perkins, dated June 22, 2010 (filed as Exhibit 10.17 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.36	Indemnity Agreement by and between Verecloud, Inc. and Mark Faris, dated June 22, 2010 (filed as Exhibit 10.18 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*
10.37	Verecloud, Inc. 2010 Incentive Compensation Plan, dated June 22, 2010 (filed as Exhibit 10.19 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*
10.38
First Amendment to the Verecloud, Inc. 2009 Equity Incentive Plan, dated as of June 22, 2010 (filed with the Company's Definitive Information Statement on Form 14C on July 30, 2010, and incorporated by reference herein).*

10.39
Letter Agreement by and between Verecloud, Inc. and Phillip Tonge, dated as of August 12, 2010 (filed as Exhibit 10.1 to the Company's Form 8-K on August 18, 2010, and incorporated by reference herein).

10.40	Common Stock Purchase Warrant by Verecloud, Inc., dated August 12, 2010 (filed as Exhibit 10.2 to the Company's Form 8-K on August 18, 2010, and incorporated by reference herein).
10.41
Letter Agreement by and between Verecloud, Inc. and Dr. Hossein Eslambolchi, dated as of August 24, 2010 (filed as Exhibit 10.1 to the Company's Form 8-K on August 27, 2010, and incorporated by reference herein).

10.42	Common Stock Purchase Warrant by Verecloud, Inc., dated August 24, 2010 (filed as Exhibit 10.2 to the Company's Form 8-K on August 27, 2010, and incorporated by reference herein).
23.1	Consent of Schumacher & Associates, Inc. (as previously disclosed on the Company's Registration Statement on Form S-1/A, filed on April 19, 2010, and incorporated by reference herein).
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code furnished herewith.
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code furnished herewith.
*Denotes management contract or compensatory plan.