Form 10-Q
period 2010-09-30
Verecloud, Inc.
filed 2010-11-15
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 15, 2010, there were 70,098,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Table of Contents
VERECLOUD, INC.

FORM 10-Q for the Quarter Ended September 30, 2010

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
Verecloud, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	June 30,
	2010	2010
ASSETS

Current assets
Cash	$742,857	$197,151
Accounts receivable	591,166	632,962
Other current assets	109,888	34,243
Total current assets	1,443,911	864,356

Property and equipment (Note 3)
Computer related	87,655	87,655
Equipment and machinery	37,914	36,255
Other property and equipment	36,330	36,330
Subtotal	161,899	160,240
Accumulated depreciation	(109,453)	(98,839)
Net property and equipment	52,446	61,401

Other assets
Capitalized software, net (Note 4)	40,101	-

Total assets	$1,536,458	$925,757

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable	$417,115	$174,899
Accrued liabilities	334,579	319,899
Total current liabilities	751,694	494,798

Long term debt (Note 6)	1,314,000	864,000

Total liabilities	2,065,694	1,358,798

Commitments and contingencies (Notes 2,5,6,7,9,10)

Stockholders' (deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized:	-	-
No shares issued or outstanding
Common stock - $0.001 par value, 200,000,000 shares authorized:	70,098	70,098
70,098,000 shares issued and outstanding
Additional paid-in capital	849,326	797,670
Accumulated (deficit)	(1,448,661)	(1,300,809)
Total stockholders' (deficit)	(529,237)	(433,041)

Total liabilities and stockholders' (deficit)	$1,536,458	$925,757

The accompanying notes are integral parts of these unaudited financial statements.

Verecloud, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,

	2010	2009

Revenue	$1,510,542	$3,499,022

Cost of goods sold	677,431	1,657,797

Gross profit	833,111	1,841,225

Operating expenses
Employee related (1)	415,985	238,018
Marketing expense	250,956	261,099
Legal and accounting	127,421	139,941
Consulting expense	65,092	25,275
Rent	22,435	36,026
Travel and entertainment	23,396	29,213
Information technology	18,090	41,027
Depreciation	10,614	11,921
Other	20,338	262
Total operating expenses	954,327	782,782

Operating income (loss)	(121,216)	1,058,443

Other income (expense)
Interest income	133	73
Interest (expense)	(26,768)	(52,047)
Total other income (expense)	(26,634)	(51,974)

Pretax income (loss)	(147,851)	1,006,469

Income tax expense (benefit)	-	98,438

Net income (loss)	$(147,851)	$908,031

Basic net income (loss) per common share	$(0.00)	$0.02
Fully diluted net income (loss) per common share	$(0.00)	$0.02

Basic weighted average common shares	70,098,000	43,800,000
Fully diluted weighted average common shares	87,068,652	43,800,000

(1) Includes stock-based compensation as follows:
Salary and wages	$51,656	$-

The accompanying notes are integral parts of these unaudited financial statements.

   Verecloud, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	September 30,
Operating Activities	2010	2009
Net income (loss)	$(147,851)	$908,031
Adjustments to reconcile net income to
net cash from operations
Depreciation and amortization	10,614	11,921
Stock for services	-	98,000
Stock-based compensation	51,656	-
Income tax expense (benefit)	-	98,438
Change in assets and liabilities
Accounts receivable	41,796	(769,353)
Other current assets	(75,645)	3,918
Accounts payable	242,216	166,108
Other current liabilities	14,679	2,909
Net cash from operating activities	137,466	519,972

Investing Activities
Purchase of computer related	-	(12,727)
Purchase of equipment and machinery	(1,659)	(2,520)
Purchase of other property and equipment	-	(2,946)
Capitalized software	(40,101)	-
Net cash (used in) investing activities	(41,760)	(18,193)

Financing Activities
Reduction in long term debt	(100,000)	(280,000)
Increase in long term debt	550,000	-
Members distributions	-	(506,623)
Net cash provided by (used in) financing activities	450,000	(786,623)

Increase (decrease) in cash for period	$545,706	$(284,844)
Cash at beginning of period	197,151	540,479
Cash at end of period	$742,857	$255,635

Schedule of Noncash Investing and Financing Activities
Share exchange agreement	$-	$(579,905)
Deferred taxes payable	$-	$214,973
Income taxes payable	$-	$364,932

Supplemental disclosure:
Cash paid for interest during the year	$26,768	$52,047
Cash paid for income taxes during the year	$-	$-

The accompanying notes are integral parts of these unaudited financial statements.

VERECLOUD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization

Verecloud, Inc. (the "Company" or "Verecloud") is headquartered in Englewood, Colorado and creates and implements functional architectural designs focused on the problems related to the high costs of integration for communication service providers ("CSPs").  Verecloud derives its current revenue from professional services and is developing a cloud-based network solution known as Nimbus Xchange (“Nimbus”).

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

On August 31, 2009, a web development company, Sage Interactive, Inc., a Nevada corporation ("Sage"), consummated a share exchange (the "Share Exchange") with the sole member of Network Cadence, pursuant to which it acquired all of the membership interests of Network Cadence in exchange for the issuance to the sole member of Network Cadence, 42,320,000 shares of common stock, par value, $0.001.  After the Share Exchange, business operations consisted of those of Network Cadence and the operations of Sage ceased.  The Share Exchange was treated as a merger of Sage and Network Cadence, which is accounted for as a reverse acquisition with Network Cadence being the acquirer for financial reporting purposes.  As such, for all disclosures referencing shares authorized, issued, outstanding, reserved for, per share amounts and other disclosures related to equity, amounts have been retroactively restated to reflect share quantities as if the exchange of Network Cadence membership interest had occurred at the beginning of the periods presented as altered by the terms of the Share Exchange.  Upon the closing of the Share Exchange, the Articles of Incorporation were amended to change the name of the Company to Network Cadence, Inc. and Network Cadence became a wholly-owned subsidiary of Network Cadence, Inc.

On January 25, 2010, the Company instituted a four-for-one forward split of its common stock and amended its Articles of Incorporation to change the name of the Company from Network Cadence, Inc. to Verecloud, Inc. All historical information with regard to shares outstanding has been adjusted to reflect the split.

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 reflects the financial statements and related disclosures for Verecloud.

2.   Summary of Significant Accounting Policies

The unaudited balance sheet as of September 30, 2010, the condensed consolidated balance sheet as of June 30, 2010 and the unaudited interim condensed consolidated financial statements as of and for the three months ended September 30, 2010 and 2009 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our unaudited condensed consolidated results of operations, financial position and cash flows as of September 30, 2010 and 2009 and for all periods presented. These unaudited condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2010, included in our Form 10-K filed on September 28, 2010.

The unaudited condensed consolidated results of operations and the unaudited condensed consolidated statements of cash flows for the three months ended September 30, 2010 are not necessarily indicative of the results or cash flows expected for the full year.

Critical Accounting Policies and Estimates

Basis of Presentation

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, the Company makes and evaluates estimates and judgments, including those related to revenue recognition, capitalized software development costs, stock-based compensation, goodwill and intangible assets, valuation of investments and accounting for income taxes. It bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Verecloud and its wholly-owned subsidiary, Network Cadence. For the three months ended September 30, 2010 and 2009, there were no equity investments in companies over which Verecloud has the ability to exercise significant influence, but does not hold a controlling interest. Verecloud has eliminated all significant intercompany accounts and transactions.

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

Concentration of Credit Risk

The Company primarily sells its services to customers in the communications industry in the United States on an uncollateralized, open credit basis. For the three months ended September 30, 2010, and 2009, one customer (LightSquared) accounted for 83% and 97% of the revenue, respectively.

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation ("FDIC") currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Accounts Receivable

Accounts receivable include uncollateralized customer obligations due under normal trade terms and do not bear interest.

Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. The allowances are based on our regular assessment of the credit worthiness and financial condition of specific customers, as well as its historical experience with bad debts and customer deductions, receivables aging, current economic trends, geographic or country-specific risks and the financial condition of its distribution channels. At September 30, 2010, all outstanding accounts receivable were either collected subsequent to year end or are deemed collectible based on the collection history of the customer.

Revenue Recognition

For the periods covered by this Quarterly Report on Form 10-Q, the Company derived  revenue solely from billable professional services provided to clients.  Revenue is recognized only when all of the following conditions have been met:  (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.

Property and Equipment

Equipment and furniture are carried at historical cost, net of accumulated depreciation. Depreciation is computed using straight-line methods over the estimated useful lives of the assets, ranging from three to seven years. Expenditures for repairs and maintenance which do not materially extend the useful lives of equipment and furniture are charged to operations.

Fair Value Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses.  Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Capitalized Software

The Company accounts for the costs of software within its products in accordance with Accounting Standards Codification (“ASC”) Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design, as specified by ASC Topic 985-20. Upon the general release of the product to customers, development costs for that product will be amortized over periods not exceeding three years, based on current and future revenue of the product.

Research and Development Costs

Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are expensed as they are incurred.

Advertising

Advertising and marketing costs are expensed when incurred.  For the three months ended September 30, 2010 and 2009, the Company incurred marketing expenses of $250,956 and $261,099, respectively.

Segment Information

Certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Significant Customers

For the three months ended September 30, 2010 and 2009, the Company had a substantial business relationship with one major customer, LightSquared.  LightSquared accounted for 83% and 97% of the Company’s total revenue for the three months ended September 30, 2010 and 2009, respectively. In November 2009, the Company received a contract termination notice from LightSquared, which reduced its revenues by approximately 90% beginning in November 2009. Subsequent to this termination, the Company expanded its customer base and has successfully driven new revenue through professional service engagements with, among others, Qwest Communications, Numerex, Taser and GigaSpaces Technologies. In May 2010, the Company re-engaged with LightSquared and, for the three months ended September 30, 2010, earned approximately $1.2 million in revenue from LightSquared.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360").  Its primary long-lived assets are property and equipment. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. For property and equipment, our assets consist primarily of computers and office equipment. The Company has compared the net book value of these assets to market-based pricing for similar used equipment. As of September 30, 2010, the depreciated value of the assets materially reflects the estimated fair value of similar used equipment in the marketplace.

Stock Based Compensation Expense

Stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The Company estimates the fair value of stock options in accordance with ASC Topic 718 using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of the Company’s common stock, which is based on the Company’s peer group in the industry in which the Company does business; (ii) expected life of the option award, which is calculated using the "simplified" method provided in the Security Exchange Commission's (the "SEC") Staff Accounting Bulletin No. 110 and takes into consideration the grant’s contractual life and vesting periods; (iii) expected dividend yield, which is assumed to be 0%, as the Company has not paid and does not anticipate paying dividends on its common stock; and (iv) the risk-free interest, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. In valuing stock based awards under ASC Topic 718, significant judgment is required in determining the expected volatility of the Company’s common stock.

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

Recent Pronouncements

The Company evaluates pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board ("FASB"), the SEC, and the Emerging Issues Task Force ("EITF"), to determine the impact of new pronouncements on GAAP and the preparation of our financial statements.  The Company has adopted the following new accounting standards:

In October 2009, FASB published Accounting Standards Update (“ASU”) 2009-14, Certain Revenue Arrangements That Include Software Elements, to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from the software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition .  In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This pronouncement did not have any impact on the Company’s condensed consolidated unaudited financial statements for the three months ended September 30, 2010 and 2009.

In January 2010, FASB published ASU 2010-06, Improving Disclosures about Fair Value Measurement, which requires additional disclosures regarding the activity in fair value measurements classified as Level 3 in the fair value hierarchy. Disclosure of activity in Level 3 fair value measurements is required for fiscal years beginning after December 15, 2010. Early adoption is permitted. The Company will provide these disclosures, if necessary, beginning in the second quarter of fiscal year 2011, if and when such activity occurs.

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

Property and equipment at September 30, 2010 and June 30, 2010 consisted of the following:

	September 30,	June 30,
	2010	2010

Computer related	$87,655	$87,655
Equipment and machinery	37,914	36,255
Other property and equipment	36,330	36,330
Subtotal	161,899	160,240
Accumulated depreciation	(109,453)	(98,839)
Net property and equipment	$52,446	$61,401

4.    Capitalized Software

The Company accounts for the costs of software within its products in accordance with the ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed” under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design, as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product will be amortized over periods not exceeding three years, based on current and future revenue of the product. Technological feasibility of the Company’s product, Nimbus Xchange, was established in September 2010.  As a result, for the three months ended September 30, 2010, the Company capitalized $40,101 of software costs and recorded no amortization cost.

5.   Commitments and Contingencies

Consulting Agreements

On September 15, 2009, the Company signed a consulting agreement with Capital Group Communications, Inc. ("CGC"), pursuant to which CGC agreed to provide investor relations services including representing the Company in investor communications and public relations with existing stockholders, brokers, dealers and others for a 14-month period once the Company's stock is publicly traded (September 2010).  Pursuant to the terms of the consulting agreement, the Company agreed to compensate CGC with the issuance of 1,380,000 shares of restricted common stock. The fair market value of these services is estimated at $98,000 and, upon issuance of the shares, has been reflected in the operating expenses for the three months ended September 30, 2009 since the shares issued are non-refundable if the agreement is terminated and compensation is not based on future services.

On June 10, 2010, the Company entered into a consulting agreement with The Mesa Group, Inc., a Texas corporation ("TMG"), pursuant to which TMG agreed to render consulting services with respect to organizational and business matters to the Company.  The consulting agreement has a three year-term and provides that, commencing on March 31, 2011 and terminating on December 31, 2013, the Company shall pay TMG an aggregate amount of $744,000 in 12 quarterly payments of $62,000. As of September 30, 2010, the Company had accrued $84,545 associated with the consulting agreement.

In addition, the Company has entered into a variety of consulting agreements for services to be provided to the Company in the ordinary course of business.  These services include project staffing on customer engagements, business development activities and marketing efforts. These agreements call for various payments upon performance of services and are generally short-term and cancellable by the company at will.

Operating Leases

The Company has a lease commitment for its office facility. This lease has a monthly rental payment of $7,500 and expires in December 2010.  In addition, the Company has two apartment leases in Reston, Virginia that are month to month at a combined monthly rate of $8,550.

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

In addition, the Employment Agreements include a "modified 280G cutback" which provides that, in the event of a change in control (as defined in the Employment Agreements), if the executive would receive payments in excess of the Internal Revenue Code Section 280G statutory safe harbor  amount, the executive will receive the amount of payments that results in the greatest after-tax proceeds.

6.   Borrowings

On June 10, 2010, the Company entered into a loan agreement (the "Loan Agreement") with TMG Holdings Colorado, LLC, a Texas limited liability company ("TMG Colorado"). Pursuant to the Loan Agreement, TMG Colorado agreed to provide the Company with a revolving line of credit in the principal amount of up to $1,564,000 (the "Loan") pursuant to a revolving credit note (the "Note"). As of September 30, 2010, the Company had borrowed $1,314,000 under the Note and had an unused balance of $250,000. Interest accrues on the outstanding principal amount of the Loan at the rate of 10% per annum and is paid quarterly, commencing on June 30, 2011. The Loan matures on June 30, 2012 and may be prepaid at anytime without premium or penalty. As a result, the outstanding balance at September 30, 2010 is classified as long term debt. The Loan Agreement provides that, without the prior written consent of TMG Colorado, the Company may not declare any dividends or make any other distributions of money or other property with respect to the Company's shares, except under limited circumstances described in the Loan Agreement. In addition, the Loan Agreement required that the Company establish a consulting agreement with TMG as further described in Note 5.

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

On June 10, 2010, the Company entered into the Consulting Agreement with TMG. Pursuant to the Consulting Agreement, TMG agreed to render consulting services with respect to organizational and business matters to the Company.  The consulting agreement has a three-year term and provides that, commencing on March 31, 2011 and terminating on December 31, 2013, the Company shall pay TMG an aggregate amount of $744,000 in 12 quarterly payments of $62,000.  As of September 30, 2010, the Company had accrued $84,545 associated with the Consulting Agreement.  The Company currently has the Loan Agreement with TMG's affiliate, TMG Colorado, and another affiliate of TMG, TMG Holdings, LLC, is the Company's second largest stockholder.

8.   Capital Stock

As of September 30, 2010, there were 70,098,000 outstanding shares of common stock and no issued and outstanding shares of preferred stock.

The Company’s Articles of Incorporation, as amended, authorize the issuance of 200,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value.

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

On January 25, 2010, the Company conducted a four-for-one forward split of its common stock, in which each share of our issued and outstanding common stock as of January 25, 2010 was converted into four shares of common stock.  Accordingly, all share amounts referenced herein are calculated on a post-split basis notwithstanding that certain grants or issuances were made prior to the date of the forward split.  In addition, all references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively adjusted to reflect the forward stock split.

9.  Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of September 30, 2010, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--

Equity compensation plans not approved by security holders	15,650,000	$0.04	350,000
Total	15,650,000	$0.04	350,000

On October 27, 2009, the Company's board of directors adopted the Verecloud 2009 Equity Incentive Plan (the "Incentive Plan"). The Company expects to submit the Incentive Plan for approval by its stockholders at the next annual meeting of the Company’s stockholders. The Company’s board of directors will administer the Incentive Plan until the board of directors delegates the administration to a committee of the board of directors.

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

On August 12, 2010, upon approval of the Company board of directors, the Company issued a non-qualified option to purchase 100,000 shares of common stock to LGM Cloud Strategies, LLC (“LGM”) for past sales and marketing services provided by LGM. Of the 100,000 shares, 40,000 shares vested upon grant and the remaining 60,000 shares vest quarterly over two years from the date of grant.

On August 30, 2010, upon approval of the Company board of directors, the Company issued a non-qualified option to purchase 250,000 shares of common stock to Steve Zeigler (“Zeigler”) for past recruiting services provided by Zeigler. The entire 250,000 shares vested upon grant. In addition, Zeigler received $25,000 in cash for recruiting services provided to the Company.

As of September 30, 2010, 15,650,000 options to acquire shares of common stock and restricted shares have been issued and are outstanding under the Incentive Plan, leaving 350,000 shares of common stock remaining available for option and stock awards under the Incentive Plan. In general, each option vests evenly on the last day of each fiscal quarter, based on a three-year period commencing upon the employee's original date-of-hire.  As of September 30, 2010, 6,290,833 options have vested.

The following table summarizes the activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding as of June 30, 2010	15,100,000	.04	$-
Granted	550,000	.02	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding as of September 30, 2010	15,650,000	$.04	$-

(1)	Amounts represent the difference between the exercise price and the fair market value of common stock at each period end for all in the money options outstanding.

Stock Based Compensation

The Company estimates the fair value of stock options in accordance with ASC Topic 718 using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of the Company’s common stock, which is based on the Company’s peer group in the industry in which the Company does business; (ii) expected life of the option award, which is calculates using the "simplified" method provided in the SEC’s Staff Accounting Bulletin No. 110 and takes into consideration the grant’s contractual life and vesting periods; (iii) expected dividend yield, which is assumed to be 0%, as the Company has not paid and does not anticipate paying dividends on its common stock; and (iv) the risk-free interest, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. In valuing share-based awards under ASC Topic 718, significant judgment is required in determining the expected volatility of the Company’s common stock. The following table presents the weighted average assumptions used to estimate the fair values of the stock options granted for the three months ended September 30, 2010 and 2009:

	2010	2009
Expected volatility	84%	--
Expected life (years)	5.25	--
Expected dividend yield	–	–
Risk free interest rate	1.35%	--

The per share weighted average fair value of options granted was $.02 for the three months ended September 30, 2010.  No options were granted prior to October 2009. As of September 30, 2010, there was $155,594 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average service period of 5.3 years. The Company utilizes historical volatility of other entities in a similar line of business for a period commensurate with the contractual term of the underlying financial statements. As of September 30, 2010, the Company had issued 15,650,000 options to purchase common stock. As of September 30, 2010, 6,290,833 of the Company’s stock options have vested. The Company recognized stock-based compensation expense of $43,050 for the three months ended September 30, 2010. In addition, the Company recognized stock-based compensation expense of $8,606 in the three months ended September 30, 2010 related to stock warrants issued to two board of directors (Note 10).  No stock-based compensation expense was recorded for the three months ended September 30, 2009.

The fair values of the common stock underlying stock options granted during the three months ended September 30, 2010 were estimated by the Company's board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair market value of our common stock underlying those options on the date of grant. Given the absence of a public trading market, the board of directors considered numerous objective and subjective factors to determine the best estimate of the fair market value of the common stock at each meeting at which stock option grants were approved. These factors included, but were not limited to, the following: (i) contemporaneous valuations of the common stock; (ii) the lack of marketability of the common stock; (iii) developments in the business; and (iv) revenue trading multiples of comparable companies in the Company's industry and the discounted present value of anticipated cash flows through 2012. If the Company had made different assumptions and estimates, the amount of recognized and to be recognized stock-based compensation expense could have been materially different. The Company believes that it has used reasonable methodologies, approaches and assumptions in determining the fair value of our common stock.

10.  Stock Warrants

On June 11, 2010, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Pat and Ann Burke (collectively, the "Burkes"), former owners of membership interests in Network Cadence. Pursuant to the Note Purchase Agreement, the Company: (i) paid the Burkes $750,000 cash in full satisfaction and repayment of the promissory note issued to the Burkes on May 26, 2009, pursuant to the Purchase Agreement dated May 26, 2009 between Network Cadence and the Burkes whereby Network Cadence purchased 100% of the Burkes' membership interests in Network Cadence; and (ii) issued to the Burkes a Common Stock Purchase Warrant (the "Warrant"), pursuant to which the Burkes may purchase up to 1,250,000 shares of the Company's Common Stock for $.01 per share. The Warrant is exercisable for five years and may be exercised on a cashless basis. Pursuant to the terms of the Note Purchase Agreement, the Company and the Burkes terminated the Interests Purchase Agreement. As of September 30, 2010, no shares under this Warrant have been exercised. The value of these warrants was estimated at $17,067 using the Black-Scholes option-pricing model. It was booked as an increase to additional paid in capital as consideration for settlement of the outstanding debt.

On August 12, 2010, upon approval by the Company board of directors, Phillip Tonge was elected as a director (the "Tonge Appointment").  In connection with the Tonge Appointment, the Company issued Mr. Tonge a warrant (the "Tonge Warrant") to purchase 200,000 shares of common stock at $0.01 per share.  The shares underlying the Tonge Warrant will vest equally over five consecutive quarters commencing on September 30, 2010 with full vesting occurring on September 30, 2011.  As of September 30, 2010, 40,000 shares had vested and the value of these vested warrants was estimated at $538 using the Black-Scholes option-pricing model. It was recorded as an increase to additional paid in capital.

On August 24, 2010, upon approval by the Company board of directors, Dr. Hossein Eslambolchi was elected as a director (the "Eslambolchi Appointment").  In connection with the Eslambolchi Appointment, the Company issued to Dr. Eslambolchi a warrant (the "Eslambolchi Warrant") to purchase 600,000 shares of the Company's common stock, at $0.01 per share.  As consideration for Dr. Eslambolchi's prior advisory service to the Company over a two-year period commencing January 29, 2009, 450,000 of the underlying common stock shares,  vested as of August 24, 2010.  Subject to Dr. Eslambolchi's continued service as a director, the remaining 150,000 shares will vest in equal installments on the last day of each of the next two consecutive calendar quarters such that the Eslambolchi Warrant may be fully vested on December 31, 2010. As of September 30, 2010, 525,000 shares had vested and the value of these vested warrants was estimated at $8,068 using the Black-Scholes option-pricing model. It was recorded as an increase to additional paid in capital.

11.  Income Taxes

The income tax provision for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,	September 30,
	2010	2009
Current income tax expense (benefit)
U.S. Federal	$(39,689)	$86,933
State and local	(5,253)	11,506
Total current expense (benefit)	(44,942)	98,438
Deferred tax asset allowance	44,942
Total income tax expense (benefit)	$-	$98,438

Net operating loss carryforwards, if not used, will expire in various years through 2031. The tax intangible is being amortized over 15 years and may be further limited by other provisions of the tax laws.  The Company has $123,969 of net operating loss carryforwards expiring in the following years ended June 30.  Due to the uncertainty over whether the net operating loss carryforward will be realized, the Company has recorded a valuation allowance for the tax effect of the entire net operating loss carryforward.

Amount
2030	$7,236
2031	116,734
$123,969

As a result of the Share Exchange on August 31, 2009, the Company became a "C" corporation. Effective August 31, 2009, Network Cadence became a wholly-owned subsidiary of Verecloud through the Share Exchange. Prior to the Share Exchange, Network Cadence was a pass-through entity for U.S. federal income tax purposes prior to the Share Exchange and U.S. federal, state, and local income taxes were not provided for this entity as it was not a taxable entity. Limited liability company members are required to report their share of our taxable income on their respective income tax returns. As a result of the Share Exchange, the Company is subject to corporate U.S. federal, state, and local taxes beginning in September 2009. Prior to the Share Exchange, no provision for income tax has been provided in the financial statements since, prior to the Share Exchange, the Company elected to be taxed as a partnership, whereby all income or losses flow through to the partners for income tax reporting purposes and the Company was on the cash basis of accounting for income tax purposes.

With the transition to a "C" corporation on August 31, 2009, the Company assumed a tax liability of $579,905 related to the conversion from a cash basis tax entity to an accrual based taxpayer. This liability was fully offset by the operating losses generated from September 1, 2009 to June 30, 2010.  In addition and in connection with the Note Purchase Agreement, described in Note 10, the Company has a deferred intangible tax asset of $440,191 at September 30, 2010. Due to the uncertainty over whether the deferred tax asset will be realized, the Company has recorded a valuation allowance for the entire deferred tax asset balance of $440,191.

A reconciliation of income tax computed at the United States federal statutory rate of 34% to reported income tax expense for the three months ended September 30, 2010 and 2009 follows:

	Three Months Ended
	September 30,	September 30,
	2010	2009
Statutory U.S. federal tax rate	34.0%	34.0%

Change in tax rate resulting from
LLC results not subject to federal or state income taxes	0.0%	-24.9%
Tax intangible	5.3%	-0.5%
State and local taxes	4.5%	1.2%
Stock-based compensation	-13.5%	0.0%
Deferred income tax valuation allowance	-30.4%	0.0%

Effective Tax Rate	0.0%	9.8%

In accordance with Article 11 of Regulation S-X, pro forma tax and net income per share amounts have been disclosed on the statement of operations to reflect the tax impacts as if the Company were a corporation for all of the periods covered by this report.

12.  Subsequent Events

On November 10, 2010, the Company entered into an agreement with Changewave, Inc. (“Changewave”) in which Changewave will provide investor relations and shareholder marketing services for the Company. The term of agreement is November 1, 2010 to October 31, 2011. As compensation for these services, Changewave will receive 1,200,000 restricted shares of common stock over the term of the agreement. These shares are earned and payable quarterly beginning on November 1, 2010 with the final installment due on August 1, 2011. The contract may be terminated by the Company without cause with ten days notice to Changewave. In the event of termination, the Company is obligated for only those shares issued prior to the date of termination. In connection with payment of the first installment, the Company's chief executive officer has agreed to surrender 300,000 shares of common stock on or before December 10, 2010.  Immediately following such surrender, the Company will issue 300,000 shares of common stock to Changewave.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Form 10-K for the year ended June 30, 2010 filed on September 28, 2010.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other materials we will file with the SEC contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, such as, but not limited to, the discussion of economic conditions in market areas and their effect on revenue growth, the discussion of our growth strategy, the effectiveness of our management information systems, and the availability of financing and working capital to meet funding requirements, and can generally be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions in the telecommunications industry; our ability to service and repay our debt financing; increased competition in the industry; our dependence on a certain customer; the availability of and costs associated with potential sources of financing; difficulties associated with managing future growth; our inability to manage our customer’s projects; our ability to continue as a going concern; our ability to raise funds to operate; the loss of key personnel; and our ability to attract and retain new qualified personnel.

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

Overview

Verecloud is headquartered in Englewood, Colorado and creates and implements functional architectural designs focused on the problems related to the high costs of integration for CSPs. Verecloud derives its current revenue from professional services and is developing a cloud-based network solution known as Nimbus.

For the past four years, Verecloud has driven operational improvements and innovation with clients across the telecommunications landscape through professional services contracts. From architecture design to solution, or technology selection to delivery and implementation, Verecloud has provided professional service solutions in areas of operational support systems (service creation, order fulfillment, inventory, activation and provisioning, assurance and billing, among others).  For the periods covered by this Quarterly Report on Form 10-Q, the Company’s revenue stream consists solely of billable professional services.  No software or product revenue has yet occurred.

While professional services remain the Company’s sole source of revenue as of the date of this Quarterly Report on Form 10-Q, the Company’s objective is  to develop a unique platform known as Nimbus, which it hopes will position the Company to exploit the opportunity created by the continued growth in cloud computing. Nimbus is expected to bridge the gap between (i) small and medium businesses that want expanded and integrated services via the "cloud," (ii) CSPs who need innovative, high-margin services to drive growth, and (iii) innovative cloud computing solution providers who want access to the large distribution channel that CSPs have developed for voice and data services. The Company believes that Nimbus can potentially open new revenue opportunities, protect investments made in existing services, and create a new distribution model for both CSPs and cloud computing solution providers in a low cost, high return manner.  The success of the Company’s plan will depend on several major factors.  First, its ability to fund the development of Nimbus.  Second, the successful development of Nimbus into a commercially viable and competitive cloud-based solution.  Third, the Company’s ability to effectively market and sell the Nimbus solution to CSPs. The Company is actively engaged in business development efforts to acquire new customers for the Nimbus solution.

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

The Company’s significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

The Company evaluates pronouncements of various authoritative accounting organizations, primarily the FASB, the SEC, and EITF, to determine the impact of new pronouncements on GAAP and the preparation of our financial statements.  The Company has adopted the following new accounting standards:

In October 2009, FASB published ASU, 2009-14, Certain Revenue Arrangements That Include Software Elements, to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from the software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition . In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This pronouncement did not have any impact on the Company’s condensed consolidated unaudited financial statements for the three months ended September 30, 2010 and 2009.

In January 2010, FASB published ASU 2010-06, Improving Disclosures about Fair Value Measurement, which requires additional disclosures regarding the activity in fair value measurements classified as Level 3 in the fair value hierarchy. Disclosure of activity in Level 3 fair value measurements is required for fiscal years beginning after December 15, 2010. Early adoption is permitted. We will provide these disclosures, if necessary, beginning in the second quarter of fiscal year 2011, if and when such activity occurs.

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

Revenue

With this market opportunity, Verecloud is targeting three key revenue streams:

▪	Nimbus implementation and integration;

▪	ongoing system upgrades; and

▪	transaction fees on CSPs new products and services.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three Months Ended September 30,
	2010		2009
		% of		% of
	Amount	Revenues	Amount	Revenues
	in dollars except percentages

Revenue	$1,510,542	100%	$3,499,022	100%

Cost of goods sold	677,431	45%	1,657,797	47%

Gross profit	833,111	55%	1,841,225	53%

Operating expenses	954,327	63%	782,782	22%

Operating income (loss)	(121,216)	-8%	1,058,443	30%

Other income (expense)	(26,634)	-2%	(51,974)	-1%

Income tax expense (benefit)	-	0%	98,438	3%

Net income (loss)	$(147,851)	-10%	$908,031	26%

Revenue: Revenue for the three months ended September 30, 2010 decreased 57% compared to 2009 driven by lower revenue from LightSquared in 2010 vs. 2009. Beginning in May 2010, the Company re-engaged with LightSquared and has steadily ramped up revenue on a monthly basis. However, the run rate is lower than was occurring in the three months ended September 30, 2009.

Cost of Goods Sold:  Cost of goods sold, which consists mainly of staff related expenses (employees and contractors) and travel expenses for the three months ended September 30, 2010 decreased 59% versus the three months ended September 30, 2009. The decrease correlates with the revenue decline described above.  Our gross profit was 55% for the three months ended September 30, 2010, a slight increase over the 53% in the three months ended September 30, 2009.

Operating Expenses: Operating expenses for the three months ended September 30, 2010 increased 22% versus the comparable period in 2009.   These increases are driven primarily by a combined increase in employee and consulting expenses of $249,470 associated with expansion of the management team and increased business development efforts.

Other Income (Expense): Other income (expense) for the three months ended September 30, 2010 was ($26,634) vs. $($51,974) for the comparable period in 2009 and consists primarily of interest expense. For the three months ended September 30, 2010 and 2009, interest expense was $26,768 and $52,047, respectively. For the three months ended September 30, 2010, interest expense relates to the outstanding line of credit. In 2009, the interest expense was higher due to the higher note payable balance on the prior obligation during the three months ended September 30, 2009.

Net Income (Loss): For the three months ended September 30, 2010, we reported a net loss of $147,851 compared to net income of $908,031 for the three months ended September 30, 2009.

Liquidity and Capital Resources

Cash Flow Activity

Cash and cash equivalents were $742,857 and $197,151 as of September 30, 2010 and June 30, 2010, respectively.

The change in cash and cash equivalents during the periods presented was as follows:

	Three months ended September 30,
	2010	2009

Net cash from (used in) operating activities	$137,466	$519,972
Investing Activities	(41,760)	(18,194)
Financing Activities	450,000	(786,623)
Net increase (decrease) in cash and cash equivalents	$545,706	$(284,844)
Cash and cash equivalents at the beginning of the period	197,151	540,479
Cash and cash equivalents at the end of the period	$742,857	$255,635

Operations: Net cash from operating activities during the three months ended September 30, 2010 was $137,466, compared to $519,972 during the comparable period of 2009, a decrease of $382,506.  This decrease is mainly due to the lower revenue from LightSquared in the current quarter versus 2009.

Investing: Net cash used in investing activities, consisting primarily of capital expenditures, for the three months ended September 30, 2010 was $41,760, compared to $18,194 for three months ended September 30, 2009.  The increase is driven by the initial capitalization of software costs of $40,101 in the three months ended September 30, 2010. Our capital expenditures consist mainly of office and computer equipment.

Financing: Net cash used in financing activities for the three months ended September 30, 2010 was $450,000. This is driven by draws on our existing line of credit of $550,000 offset by a payment on the line of credit of $100,000. The activity for the three months ended September 30, 2009 consists of debt payments of $280,000 and member distributions prior to the Share Exchange in August 31, 2009.

As of September 30, 2010, total current assets were $1,443,911, which consisted of $742,857 of cash, $591,166 of accounts receivable and $109,888 of other current assets.

Accounts receivable at September 30, 2010 were $591,166 compared to $632,962 at June 30, 2010. All accounts receivable outstanding at September 30, 2010 have been outstanding 45 days or less.

Accounts payable at September 30, 2010 were $417,115 compared to $174,899 at June 30, 2010.  This increase of $242,216 was driven primarily by the increase in activity at LightSquared and increased legal fees associated with business development contract activities.

As of September 30, 2010, we had a working capital balance of $692,217, consisting of current assets of $1,443,911 and current liabilities of $751,694. This represents an increase of $322,659 from the working capital balance of $369,558 at June 30, 2010.  This increase is driven by the increase in revenue from our major customer, LightSquared. Our current assets consist primarily of cash, which is deposited in short term, interest bearing accounts, and accounts receivable. To date, we have funded the Company through a combination of normal operations and the outstanding line of credit. Based on our twelve month current outlook for the business, we expected to continue to fund the business through operations and the existing line of credit.  Additional funding may be needed to drive additional growth of the business.

Off-Balance Sheet Arrangements

As of and subsequent to September 30, 2010, we have no off-balance sheet arrangements.

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

Our management, with the participation of our chief executive and chief financial officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of our chief executive and chief financial officers, concluded that, as of September 30, 2010, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies. First, Verecloud has not properly segregated duties as two individuals can initiate, authorize, and complete all transactions. Verecloud has established additional review and approval processes for day to day transactions. However, Verecloud has not implemented measures that would prevent the individuals from overriding the internal control system. Verecloud does not believe that this control deficiency has resulted in deficient financial reporting because the chief financial officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports. Second, Verecloud has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.  This material weakness was first discovered by the Company’s chief financial officer at the time of the Share Exchange.  Currently, the Company is discussing the implementation of a remediation plan and will implement such a plan when resources allow.

Accordingly, while Verecloud has identified certain material weaknesses in its system of internal control over financial reporting, it has implemented additional internal control procedures related to review and approvals of cash receipts and cash disbursements and it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.

(a)  Changes in Internal Control over Financial Reporting. Other than the additional reviews and approvals of cash receipts and cash disbursements noted above, during the period covered by this Quarterly Report on Form 10-Q, there were no other changes in Verecloud’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect Verecloud’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

After the period covered by this Quarterly Report on Form 10-Q the Company issued shares to Changewave, Inc. in connection with investor relations services as more thoroughly described in Note 12 to the consolidated financial statements.

The securities were sold in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  Changewave had a pre-existing relationship with the Company and had access to all material information pertaining to the Company and its financial condition.  No broker was involved and no commissions were paid in the transaction. The stock certificates will be issued with the appropriate restrictive legend prohibiting resale except under certain circumstances.

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

VERECLOUD, INC.

Date: November 15, 2010	By:	/s/ John McCawley
John McCawley
Chief Executive Officer

Date: November 15, 2010	By:	/s/ James R. Buckley
James R. Buckley
Chief Financial Officer