Form 10-K/A
period 2010-06-30
Verecloud, Inc.
filed 2011-02-14
CIK 1416682

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Verecloud, Inc. (“Verecloud”, “we,” “us,” “our,” or the “Company”) for the year ended June 30, 2010, filed with the Securities and Exchange Commission ("SEC") on September 28, 2010 (the "Original Annual Report").  This Amendment amends the Original Annual Report by amending (i) the Liquidity and Capital Resources section of Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) the Summary Compensation Table as set forth in Part III, Item 11 – Executive Compensation.  We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer, Exhibit 31.2, Section 302 Certification – Principal Financial Officer and Exhibit 32.1, Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 of the Securities and Exchange Act of 1934.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A for Verecloud, Inc. contains "forward-looking statements." All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in "Risk Factors" and elsewhere in this Annual Report on Form 10-K/A. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the telecommunications service business is very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report on Form 10-K/A or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of the Original Annual Report. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Our Business

For the past four years, Verecloud has driven operational improvements and innovation with clients across the telecommunications landscape through professional services contracts. From architecture design to solution, or technology selection to delivery and implementation, Verecloud has provided professional service solutions in areas of operational support systems (service creation, order fulfillment, inventory, activation and provisioning, assurance and billing, among others).  For the periods covered by this Annual Report on Form 10-K/A, the Company’s revenue stream consists solely of billable professional services.  No software or product revenue has yet occurred.

While professional services remain the Company’s sole source of revenue as of the date of this Annual Report on Form 10-K/A, the Company’s objective is  to develop a unique platform known as Nimbus, which it hopes will position the Company to exploit the opportunity created by the continued growth in cloud computing. Nimbus is expected to bridge the gap between (i) small and medium businesses that want expanded and integrated services via the "cloud," (ii) CSPs who need innovative, high-margin services to drive growth, and (iii) innovative cloud computing solution providers who want access to the large distribution channel that CSPs have developed for voice and data services. The Company believes that Nimbus can potentially open new revenue opportunities, protect investments made in existing services, and create a new distribution model for both CSPs and cloud computing solution providers in a low cost, high return manner.  The success of the Company’s plan will depend on several major factors.  First, its ability to fund the development of Nimbus.  Second, the successful development of Nimbus into a commercially viable and competitive cloud-based solution.  Third, the Company’s ability to effectively market and sell the Nimbus solution to CSPs.  If the Company is unable to successfully execute on some or all of these factors, there could be a material adverse effect on the Company’s business, financial condition and results of operations.  Currently, the Company is actively seeking new customers who will participate in a pilot project that further the development of Nimbus and establish commercial viability of the Nimbus solution.

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

These difficulties could disrupt our ongoing business and increase our expenses. As of the date of this Annual Report on Form 10-K/A, we have no agreements to enter into any material acquisition, investment, partnership, alliance or other joint venture transaction.

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

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. Some members of our management team have limited or no experience operating a company whose securities are publicly reported, traded or listed on an exchange, and with the SEC's rules and requirements, including SEC reporting practices and requirements that are applicable to a publicly reporting or publicly-traded company. We may need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of Sarbanes-Oxley, when applicable, we may not be able to obtain the independent accountant certifications required by Sarbanes-Oxley.

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

For the full disclosure regarding the Company’s equity compensation plans, please see Note 9 to the Company’s Audit Financial Statements, located in Item 8 of Part II of this Annual Report on Form 10-K/A.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K/A. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Annual Report on Form 10-K/A. Unless indicated otherwise, results of operations data in this MD&A are presented in accordance with United States generally accepted accounting principles ("GAAP").

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

The Company intends to fund operations for the twelve months ending June 30, 2011 through a combination of (i) ongoing cash flow provided by existing professional services engagements, (ii) expanding professional services engagements, (iii) potential new customers from the deployment of the Nimbus platform and (iv) management of variable expenses.  In addition, to fully execute on its planned growth strategy, the Company will require additional capital of approximately $1.2 million to fund operations through June 30, 2011. If the Company is unable to raise the needed capital, the Company believes it can still fund operations through June 30, 2011 through significant cost reductions in product development, business development, marketing and general overhead.

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

Revenue Recognition

For the periods covered by this Annual Report on Form 10-K/A, we derived our revenue solely from billable professional services provided to clients.  Revenue is recognized only when all of the following conditions have been met:  (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.

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

Significant Customers

For the years ended June 30, 2010 and 2009, we had a substantial business relationship with one major customer, LightSquared.  LightSquared accounted for 83% and 99% of the Company’s total revenue for the years ended June 30, 2010 and 2009, respectively. In November 2009, we received a contract termination notice from LightSquared, which reduced our revenues by approximately 90% beginning in November 2009. Subsequent to this termination, we expanded our customer base and have successfully driven new revenue through professional service engagements with, among others, Qwest Communications, Numerex, Taser and GigaSpaces Technologies. In May 2010, we re-engaged with LightSquared and are again providing professional services.  The Company performs services for LightSquared under month to month statements of work.  This is expected to continue until the Company is able to secure a longer term agreement with LightSquared.  The current statements of work may be terminated by LightSquared with 30 days written notice.

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

Revenue Recognition

For the periods covered by this Annual Report on Form 10-K/A, the Company derived its revenue solely from billable professional services provided to clients.  Revenue is recognized only when all of the following conditions have been met:  (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.

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

(b)  Changes in Internal Control over Financial Reporting. During the period covered by this Annual Report on Form 10-K/A, there were no changes Verecloud’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, Verecloud’s internal control over financial reporting.

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

Nominating Procedures

During the period covered by this Annual Report on Form 10-K/A, there were no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

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

	Year	Salary		Bonus	Stock Awards		Option Awards	Nonequity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Comp		Total

John F. McCawley	2010	$247,334		$-	$-		$-	$-	$-	$-		$247,334
Chief Executive Officer	2009	$240,000		$-	$-		$-	$-	$-	$-		$240,000

William Perkins	2010	$166,685		$-	$-		$61,099	$-	$-	$-		$227,784
Chief Technology Officer	2009	$170,050		$-	$-		$-	$-	$-	$-		$170,050

Mark Faris	2010	$179,308		$-	$-		$69,555	$-	$-	$-		$248,863
EVP of Business Development and Chairman of the Board	2009	$100,000		$-	$-		$-	$-	$-	$-		$100,000

Michael P. Cookson	2010	$169,945		$-	$-		$51,877	$-	$-	$-		$221,822
Chief Operating Officer	2009	$158,875		$-	$-		$-	$-	$-	$-		$158,875

James R. Buckley	2010	$7,500	(1)	$-	$28,000	(2)	$25,890	$-	$-	$174,013	(1)	$235,403
Chief Financial Officer	2009	$-		$-	$-		$-	$-	$-	$55,125	(1)	$55,125

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

Compensation Committee Report

Our board of directors reviewed and discussed the Compensation Disclosure and Analysis contained in this Annual report on Form 10-K/A with management.  Based on that review and discussion, the board of directors recommended that the Compensation Disclosure and Analysis be included in this Annual Report on Form 10-K/A.

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

(1) This number of shares of common stock does not reflect shares of common stock authorized and reserved for future issuance under the Incentive Plan or the amount of presently outstanding, unvested options to acquire common stock or restricted shares issued under such equity incentive plan.  However, this amount assumes the exercise of all vested options outstanding under the Incentive Plan within 60 days of the date of this Annual Report on Form 10-K/A.

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
John McCawley Chief Executive Officer of Verecloud, Inc. Dated: February 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John McCawley
John McCawley Chief Executive Officer and Director of Verecloud, Inc. February 14, 2011
By:	/s/ James R. Buckley
James R. Buckley Chief Financial Officer and Principal Accounting Officer of Verecloud, Inc. February 14, 2011
By:	/s/ Mark W. Faris
Mark W. Faris Chairman of the Board of Verecloud, Inc. February 14, 2011
By:	/s/ Phillip Tonge
Phillip Tonge Director of the Board of Verecloud, Inc. February 14, 2011
By:	/s/ Hossein Eslambolchi
Hossein Eslambolchi Director of the Board of Verecloud, Inc. February 14, 2011

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