Form 10-Q
period 2010-12-31
Verecloud, Inc.
filed 2011-02-14
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

As of February 14, 2011, there were 71,427,165 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Table of Contents
VERECLOUD, INC.

FORM 10-Q for the Quarterly Period Ended December 31, 2010

i

 PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
VERECLOUD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
	2010	2010

ASSETS

Current assets
Cash	$562,574	$197,151
Accounts receivable	536,523	632,962
Other current assets	57,825	34,243
Total current assets	1,156,923	864,356

Property and equipment (Note 3)
Computer related	88,684	87,655
Equipment and machinery	39,253	36,255
Other property and equipment	36,330	36,330
Subtotal	164,267	160,240
Accumulated depreciation	(118,816)	(98,839)
Net property and equipment	45,452	61,401

Other assets
Capitalized software, net (Note 4)	451,970	-

Total assets	$1,654,345	$925,757

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable	$228,317	$174,899
Accrued liabilities	312,550	319,899
Total current liabilities	540,867	494,798

Long term debt (Note 6)	1,564,000	864,000

Total liabilities	2,104,867	1,358,798

Commitments and contingencies (Notes 2,5,6,7,9,10)

Stockholders' (deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized:	-	-
No shares issued or outstanding
Common stock - $0.001 par value, 200,000,000 shares authorized:	70,943	70,098
70,943,000 and 70,098,000 shares issued and outstanding, respectively
Additional paid-in capital	909,471	797,670
Accumulated (deficit)	(1,430,936)	(1,300,809)
Total stockholders' (deficit)	(450,522)	(433,041)

Total liabilities and stockholders' (deficit)	$1,654,345	$925,757

The accompanying notes are integral parts of these unaudited financial statements.

VERECLOUD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Revenue	$1,593,685	$1,367,131	$3,104,227	$4,866,153

Cost of goods sold	691,094	511,363	1,368,525	2,169,536

Gross profit	902,591	855,768	1,735,702	2,696,616

Operating expenses
Employee related (1)	344,652	631,583	760,637	869,601
Marketing expense	241,908	128,165	492,864	388,295
Legal and accounting	30,519	112,369	157,940	252,310
Consulting expense	106,582	66,263	171,675	91,538
Rent	22,500	34,416	44,935	70,442
Travel and entertainment	28,269	15,303	51,665	44,517
Information technology	9,170	1,127	18,237	29,742
Depreciation	9,362	-	19,977	11,921
Other	57,096	48,638	86,457	63,832
Total operating expenses	850,059	1,037,864	1,804,386	1,822,197

Operating income (loss)	52,532	(182,096)	(68,684)	874,419

Other income (expense)
Interest income	93	2,570	226	2,643
Interest (expense)	(34,901)	(44,327)	(61,668)	(96,374)
Total other income (expense)	(34,808)	(41,757)	(61,442)	(93,731)

Pretax income (loss)	17,724	(223,853)	(130,127)	780,689

Income tax expense (benefit)	-	(34,128)	-	64,310

Net income (loss)	$17,724	$(189,724)	$(130,127)	$716,379

Basic net income (loss) per common share	$0.00	$(0.00)	$(0.00)	$0.02
Fully diluted net income (loss) per common share	$0.00	$(0.00)	$(0.00)	$0.02

Basic weighted average common shares	70,397,647	47,380,000	70,240,323	45,580,219
Fully diluted weighted average common shares	87,855,636	48,812,935	87,454,644	46,316,995

(1) Includes stock-based compensation as follows:
Salary and wages	$15,276	$175,827	$66,932	$175,827

The accompanying notes are integral parts of these unaudited financial statements.

VERECLOUD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	December 31,
Operating Activities	2010	2009
Net income (loss)	$(130,127)	$716,379
Adjustments to reconcile net income to
net cash from operations
Depreciation and amortization	19,977	11,921
Stock for services	4,064	98,000
Stock-based compensation	66,932	175,827
Income tax expense (benefit)	-	64,310
Change in assets and liabilities
Accounts receivable	96,439	1,095,303
Other current assets	(23,582)	6,600
Accounts payable	53,417	(84,856)
Other current liabilities	(7,349)	(19,236)
Net cash provided by operating activities	79,771	2,064,248

Investing Activities
Purchase of computer related	(1,030)	(12,727)
Purchase of equipment and machinery	(2,998)	(2,520)
Purchase of other property and equipment	-	(2,946)
Capitalized software	(451,970)	-
Net cash (used in) investing activities	(455,998)	(18,193)

Financing Activities
Issuance of common stock	41,650	-
Reduction in note payable	(100,000)	(560,000)
Increase in long term debt	800,000	-
Members distributions	-	(506,623)
Net cash provided by (used in) financing activities	741,650	(1,066,623)

Increase (decrease) in cash for period	$365,423	$979,432
Cash at beginning of period	197,151	540,479
Cash at end of period	$562,575	$1,519,911

Schedule of Noncash Investing and Financing Activities
Share exchange agreement	$-	$(579,905)
Income taxes payable	$-	$579,905

Supplemental disclosure:
Cash paid for interest during the year	$-	$96,374
Cash paid for income taxes during the year	$-	$-

The accompanying notes are integral parts of these unaudited financial statements.

VERECLOUD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
For the period from June 30, 2010 to December 31, 2010

	Common Stock		Additional Paid in	Accumulated Earnings	Total Stockholders Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at June 30, 2010	70,098,000	$70,098	$797,670	$(1,300,808)	$(433,040)

Stock based compensation	-	-	51,657	-	51,657

Net income (loss)	-	-	-	(147,851)	(147,851)

Balance at September 30, 2010	70,098,000	$70,098	$849,326	$(1,448,659)	$(529,235)

Stock option exercises	845,000	845	40,805	-	41,650

Surrender and issuance of stock for services (Note 8)	-	-	4,064	-	4,064

Stock based compensation (Note 9)	-	-	15,276	-	15,276

Net income (loss)	-	-	-	17,724	17,724

Balance at December 31, 2010	70,943,000	$70,943	$909,471	$(1,430,935)	$(450,521)

The accompanying notes are integral parts of these unaudited financial statements.

VERECLOUD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization

Verecloud, Inc. (the "Company" or "Verecloud") is headquartered in Englewood, Colorado and is developing a cloud services brokerage platform known as Nimbus CSB ("Nimbus") focused on enabling communication service providers ("CSPs") to capture market share in the emerging cloud computing market.

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

On August 31, 2009, a web development company, Sage Interactive, Inc., a Nevada corporation ("Sage"), consummated a share exchange (the "Share Exchange") with the sole member of Network Cadence, pursuant to which it acquired all of the membership interests of Network Cadence in exchange for the issuance to the sole member of Network Cadence, of 42,320,000 shares of common stock, par value, $0.001.  After the Share Exchange, business operations consisted of those of Network Cadence and the operations of Sage ceased.  The Share Exchange was treated as a merger of Sage and Network Cadence, which is accounted for as a reverse acquisition with Network Cadence being the acquirer for financial reporting purposes.  As such, for all disclosures referencing shares authorized, issued, outstanding, reserved for, per share amounts and other disclosures related to equity, amounts have been retroactively restated to reflect share quantities as if the exchange of Network Cadence membership interest had occurred at the beginning of the periods presented as altered by the terms of the Share Exchange.  Upon the closing of the Share Exchange, the Articles of Incorporation were amended to change the name of the Company to Network Cadence, Inc. and Network Cadence became a wholly-owned subsidiary of Network Cadence, Inc.

On January 25, 2010, the Company instituted a four-for-one forward split of its common stock and amended its Articles of Incorporation to change the name of the Company from Network Cadence, Inc. to Verecloud, Inc. All historical information with regard to shares outstanding has been adjusted to reflect the split.

This Quarterly Report on Form 10-Q for the three and six months ended December 31, 2010 reflects the financial statements and related disclosures for Verecloud.

2.  Summary of Significant Accounting Policies

The unaudited balance sheet as of December 31, 2010, the condensed consolidated balance sheet as of June 30, 2010 and the unaudited interim condensed consolidated financial statements as of and for the three and six months ended December 31, 2010 and 2009 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our unaudited condensed consolidated results of operations, financial position and cash flows as of December 31, 2010 and 2009 and for all periods presented. These unaudited condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2010, included in our Form 10-K filed on September 28, 2010 and our Form 10-K/A filed on February 14, 2011.

The unaudited condensed consolidated results of operations, the unaudited condensed consolidated statement of changes in stockholders’ equity (deficit) and the unaudited condensed consolidated statements of cash flows for the three and six months ended December 31, 2010 are not necessarily indicative of the results or cash flows expected for the full year.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Verecloud and its wholly owned subsidiary, Network Cadence. For the three and six months ended December 31, 2010 and 2009, there were no equity investments in companies over which Verecloud has the ability to exercise significant influence, but does not hold a controlling interest. Verecloud has eliminated all significant intercompany accounts and transactions.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation with no impact on previously reported net income (loss).

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers cash in banks, deposits in transit, and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company primarily sells its services to customers in the communications industry in the United States on an uncollateralized, open credit basis. For the six months ended December 31, 2010, and 2009, one customer (LightSquared) accounted for 91% and 93% of the revenue, respectively.  For the three months ended December 31, 2010, the Company performed services for LightSquared under month to month statements of work.  This is expected to continue until the Company is able to secure a longer term agreement with LightSquared.  The current statements of work may be terminated by LightSquared with 30 days written notice.

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation ("FDIC") currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Accounts Receivable

Accounts receivable include uncollateralized customer obligations due under normal trade terms and do not bear interest.

Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. The allowances are based on our regular assessment of the credit worthiness and financial condition of specific customers, as well as its historical experience with bad debts and customer deductions, receivables aging, current economic trends, geographic or country-specific risks and the financial condition of its distribution channels. All outstanding accounts receivable as of December 31, 2010 were either collected subsequent to year end or are deemed collectible based on the collection history of the customer.

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

Fair Value Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses.  Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Capitalized Software

The Company accounts for the costs of software within its products in accordance with Accounting Standards Codification ("ASC") Topic 985-20 "Costs of Software to be Sold, Leased or Marketed", under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design, as specified by ASC Topic 985-20. Upon the general release of the product to customers, development costs for that product will be amortized over periods not exceeding three years, based on current and future revenue of the product.

Research and Development Costs

Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are expensed as they are incurred.

Advertising

Advertising and marketing costs are expensed when incurred.  For the three months ended December 31, 2010 and 2009, the Company incurred marketing expenses of $241,908 and $128,165, respectively. For the six months ended December 31, 2010 and 2009, the Company incurred marketing expenses of $492,864 and $388,295, respectively.

Segment Information

Certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Significant Customers

For the three and six months ended December 31, 2010 and 2009, the Company had a substantial business relationship with one major customer, LightSquared.  LightSquared accounted for 100% and 93% of the Company’s total revenue for the three months ended December 31, 2010 and 2009, respectively. LightSquared accounted for 91% and 93% of the Company’s total revenue for the six months ended December 31, 2010 and 2009, respectively.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360").  Its primary long-lived assets are property and equipment and capitalized software costs. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. For property and equipment, our assets consist primarily of computers and office equipment. The Company has compared the net book value of these assets to market-based pricing for similar used equipment. The Company accounts for the costs of software within its products in accordance with the ASC Topic 985-20 "Costs of Software to be Sold, Leased or Marketed" under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products (Note 4). As of December 31, 2010, the depreciated value of the assets materially reflects the estimated fair value of similar used equipment in the marketplace.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted net income (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Recent Pronouncements

The Company evaluates pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board ("FASB"), the SEC, and the Emerging Issues Task Force ("EITF"), to determine the impact of new pronouncements on GAAP and the preparation of our financial statements.  The Company has adopted the following new accounting standards:

In October 2009, FASB published Accounting Standards Update ("ASU") 2009-14, Certain Revenue Arrangements That Include Software Elements, to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from the software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition.  In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This pronouncement did not have any impact on the Company’s condensed consolidated unaudited financial statements for the three and six months ended December 31, 2010 and 2009.

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

Property and equipment at December 31, 2010 and June 30, 2010 consisted of the following:

	December 31,	June 30,
	2010	2010

Computer related	$88,684	$87,655
Equipment and machinery	39,253	36,255
Other property and equipment	36,330	36,330
Subtotal	164,267	160,240
Accumulated depreciation	(118,816)	(98,839)
Net property and equipment	$45,452	$61,401

4.   Capitalized Software

The Company accounts for the costs of software within its products in accordance with the ASC Topic 985-20 "Costs of Software to be Sold, Leased or Marketed" under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design, as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product will be amortized over periods not exceeding three years, based on current and future revenue of the product. Technological feasibility of the Company’s product, Nimbus CSB, was established in September 2010.  As a result, for the six months ended December 31, 2010, the Company capitalized $451,970 of software costs and recorded no amortization cost.

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

On June 10, 2010, the Company entered into a consulting agreement with The Mesa Group, Inc., a Texas corporation ("TMG"), pursuant to which TMG agreed to render consulting services with respect to organizational and business matters to the Company.  The consulting agreement has a three year-term and provides that, commencing on March 31, 2011 and terminating on December 31, 2013, the Company shall pay TMG an aggregate amount of $744,000 in 12 quarterly payments of $62,000. As of December 31, 2010, the Company had accrued $135,273 associated with the consulting agreement.

On November 10, 2010, the Company entered into an agreement with Changewave, Inc. ("Changewave") in which Changewave will provide investor relations and shareholder marketing services for the Company. The term of agreement is November 1, 2010 to October 31, 2011. As compensation for these services, Changewave will receive 1,200,000 restricted shares of common stock over the term of the agreement. These shares are earned and payable quarterly beginning on November 1, 2010 with the final installment due on August 1, 2011. The contract may be terminated by the Company without cause with ten days notice to Changewave. In the event of termination, the Company is obligated for only those shares issued prior to the date of termination. In connection with payment of the first installment, the Company's chief executive officer has surrendered 300,000 shares of common stock on December 10, 2010 and the Company issued 300,000 shares of common stock to Changewave and recorded operating expense of $4,064 in the three months ended December 31, 2010.

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

Operating Leases

The Company has a lease commitment for its office facility. This lease has a monthly rental payment of $7,500 and expires in March 2011.   In addition, the Company has three apartment leases in Reston, Virginia that are month to month at a combined monthly rate of $12,200.

Employment Agreements

On June 22, 2010, the Company entered into employment agreements (the "Employment Agreements") with the following executives:  (i) its President, William E. Wood, III; (ii) its Chief Financial Officer, James R. Buckley; (iii) its Chief Operating Officer, Michael P. Cookson; and (iv) its Chief Technology Officer, William Perkins.

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

Each option granted above began vesting 1/12 on the last day of each calendar quarter commencing December 31, 2010, so that if each executive remains continuously employed by the Company, their respective options will fully vest on June 30, 2013.

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

6.  Borrowings

On June 10, 2010, the Company entered into a loan agreement (the "Loan Agreement") with TMG Holdings Colorado, LLC, a Texas limited liability company ("TMG Colorado"). Pursuant to the Loan Agreement, TMG Colorado agreed to provide the Company with a revolving line of credit in the principal amount of up to $1,564,000 (the "Loan") pursuant to a revolving credit note (the "Note"). As of December 31, 2010, the Company had borrowed $1,564,000 under the Note. Interest accrues on the outstanding principal amount of the Loan at the rate of 10% per annum and is paid quarterly, commencing on June 30, 2011. The Loan matures on June 30, 2012 and may be prepaid at anytime without premium or penalty. As a result, the outstanding balance at December 31, 2010 is classified as long term debt. The Loan Agreement provides that, without the prior written consent of TMG Colorado, the Company may not declare any dividends or make any other distributions of money or other property with respect to the Company's shares, except under limited circumstances described in the Loan Agreement. In addition, the Loan Agreement required that the Company establish a consulting agreement with TMG as further described in Note 5.

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

On June 10, 2010, the Company entered into the Consulting Agreement with TMG.  Pursuant to the Consulting Agreement, TMG agreed to render consulting services with respect to organizational and business matters to the Company.  The consulting agreement has a three-year term and provides that, commencing on March 31, 2011 and terminating on December 31, 2013, the Company shall pay TMG an aggregate amount of $744,000 in 12 quarterly payments of $62,000.  As of December 31, 2010, the Company had accrued $135,273 associated with the Consulting Agreement.  The Company currently has the Loan Agreement with TMG's affiliate, TMG Colorado, and another affiliate of TMG, TMG Holdings, LLC, is the Company's second largest stockholder.

8.  Capital Stock

As of December 31, 2010, there were 70,943,000 outstanding shares of common stock and no issued and outstanding shares of preferred stock.

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

9.  Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2010, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance.

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options (a)	Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	14,680,000	$0.04	475,000

Equity compensation plans not approved by security holders	-	$-	-
Total	14,680,000	$0.04	475,000

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

On June 22, 2010, the board of directors of Verecloud approved the increase in the amount of shares reserved for issuance under the Incentive Plan from 8,000,000 shares of common stock to 16,000,000 shares.  To the extent that an Award expires, ceases to be exercisable, is forfeited or repurchased by the Company, any shares subject to the Award may be used again for new grants under the Incentive Plan.  In addition, shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligation with respect to any Award (other than with respect to options) may be used for grants under the Incentive Plan.  Initially, the maximum number of shares of Common Stock that may be subject to one or more Awards to a participant pursuant to the Incentive Plan during any fiscal year of the Company is 4,000,000.  However, the Incentive Plan, as amended, increases this maximum amount to 8,000,000 shares. On January 26, 2010, the Board of Directors (the “Board”) adopted the Verecloud, Inc. Unit Bonus Plan (the “Unit Bonus Plan”).  On September 16, 2010, upon written consent of each participant in the Unit Bonus Plan, the Board adopted an amendment to the Unit Bonus Plan to eliminate the market valuation vesting and payment trigger.  This payment trigger provided for the payment of unit awards if the Company maintained a valuation of $30 million or greater for a period of 15 consecutive days. After the amendment to the Unit Bonus Plan, the payment of unit awards may be still be triggered by a Change of Control (as defined in the Unit Bonus Plan) or an Involuntary Separation (as defined in the Unit Bonus Plan).

As of December 31, 2010, 15,525,000 options to acquire shares of common stock and restricted shares have been issued under the Incentive Plan leaving 475,000 shares of common stock remaining available for option and stock awards under the Incentive Plan. Of the 15,525,000 options to acquire shares of common stock issued, 845,000 were exercised in the three months ended December 31, 2010. In the three months ended December 31, 2010, options to acquire shares of common stock totalling 255,000 shares, issued to former employees of the Company, expired since they were not exercised within the required timeframe after termination. In general, each option vests evenly on the last day of each fiscal quarter, based on a three-year period commencing upon the employee's original date-of-hire.  As of December 31, 2010, 7,007,500 options have vested.

The following table summarizes the activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding as of June 30, 2010	15,100,000	$.04	$-
Granted	680,000	$.11	-
Exercised	(845,000)	$.05	-
Expired	(255,000)	$.07	-
Outstanding as of December 31, 2010	14,680,000	$.04	$-

(1)	Amounts represent the difference between the exercise price and the fair market value of common stock at each period end for all in the money options outstanding.

Stock Based Compensation

The Company estimates the fair value of stock options in accordance with ASC Topic 718 using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of the Company’s common stock, which is based on the Company’s peer group in the industry in which the Company does business; (ii) expected life of the option award, which is calculated using the "simplified" method provided in the SEC’s Staff Accounting Bulletin No. 110 and takes into consideration the grant’s contractual life and vesting periods; (iii) expected dividend yield, which is assumed to be 0%, as the Company has not paid and does not anticipate paying dividends on its common stock; and (iv) the risk-free interest, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. In valuing share-based awards under ASC Topic 718, significant judgment is required in determining the expected volatility of the Company’s common stock. The following table presents the weighted average assumptions used to estimate the fair values of the stock options granted for the three months ended December 31, 2010 and 2009:

	2010	2009
Expected volatility	83%	86%
Expected life (years)	5.27	5.29
Expected dividend yield	–	–
Risk free interest rate	2.10%	2.78%

The per share weighted average fair value of options granted was $.11 for the three months ended December 31, 2010.  No options were granted prior to October 2009. As of December 31, 2010, there was $136,889 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average service period of 5.3 years. The Company utilizes historical volatility of other entities in a similar line of business for a period commensurate with the contractual term of the underlying financial statements. As of December 31, 2010, the Company had issued 15,525,000 options to purchase common stock. As of December 31, 2010, 7,007,500 of the Company’s stock options have vested. The Company recognized stock-based compensation expense of $15,276 and $175,827 for the three months ended December 31, 2010 and 2009, respectively.

The fair values of the common stock underlying stock options granted during the three months ended December 31, 2010 were estimated by the Company's board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair market value of our common stock underlying those options on the date of grant. Given the absence of a widely traded public trading market, the board of directors considered numerous objective and subjective factors to determine the best estimate of the fair market value of the common stock at each meeting at which stock option grants were approved. These factors included, but were not limited to, the following: (i) contemporaneous valuations of the common stock; (ii) the low trading volume of the common stock; (iii) developments in the business; and (iv) revenue trading multiples of comparable companies in the Company's industry and the discounted present value of anticipated cash flows through 2012. If the Company had made different assumptions and estimates, the amount of recognized and to be recognized stock-based compensation expense could have been materially different. The Company believes that it has used reasonable methodologies, approaches and assumptions in determining the fair value of our common stock.

10.  Stock Warrants

On August 12, 2010, upon approval by the Company board of directors, Phillip Tonge was elected as a director (the "Tonge Appointment").  In connection with the Tonge Appointment, the Company issued Mr. Tonge a warrant (the "Tonge Warrant") to purchase 200,000 shares of common stock at $0.02 per share.  The shares underlying the Tonge Warrant will vest equally over five consecutive quarters commencing on September 30, 2010 with full vesting occurring on December 31, 2011.  As of December 31, 2010, 80,000 shares had vested and the value of these vested warrants was estimated at $1,076 using the Black-Scholes option-pricing model. It was recorded as an increase to additional paid in capital.

On August 24, 2010, upon approval by the Company board of directors, Dr. Hossein Eslambolchi was elected as a director (the "Eslambolchi Appointment").  In connection with the Eslambolchi Appointment, the Company issued to Dr. Eslambolchi a warrant (the "Eslambolchi Warrant") to purchase 600,000 shares of the Company's common stock, at $0.07 per share.  As consideration for Dr. Eslambolchi's prior advisory service to the Company over a two-year period commencing January 29, 2009, 450,000 of the underlying common stock shares vested as of August 24, 2010.  As of December 31, 2010, 600,000 shares had vested and the value of these vested warrants was estimated at $9,682 using the Black-Scholes option-pricing model. It was recorded as an increase to additional paid in capital.

11.  Income Taxes

The income tax provision for the six months ended December 31, 2010 and 2009:

	Six Months Ended
	December 31,	December 31,
	2010	2009

Current income tax expense (benefit)
U.S. Federal	$(187,832)	$306,801
State and local	(24,860)	40,606
Total current expense (benefit)	(212,692)	347,407
Change in tax status	-	(283,097)
Deferred tax asset allowance	212,692	-
Total income tax expense (benefit)	$-	$64,310

Net operating loss carryforwards, if not used, will expire in 2031. The tax intangible is being amortized over 15 years and may be further limited by other provisions of the tax laws.  The Company has $515,165 of net operating loss carryforwards expiring in 2031.  Due to the uncertainty over whether the net operating loss carryforward will be realized, the Company has recorded a valuation allowance of $212,692 for the tax effect of the entire net operating loss carryforward.

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

With the transition to a "C" corporation on August 31, 2009, the Company assumed a tax liability of $579,905 related to the conversion from a cash basis tax entity to an accrual based taxpayer. This liability was fully offset by the operating losses generated from September 1, 2009 to June 30, 2010.  In addition and in connection with the Note Purchase Agreement, described in Note 10, the Company has a deferred intangible tax asset of $415,629 at December 31, 2010. Due to the uncertainty over whether the deferred tax asset will be realized, the Company has recorded a valuation allowance for the entire deferred tax asset balance of $415,629.

A reconciliation of income tax computed at the United States federal statutory rate of 34% to reported income tax expense for the three and six months ended December 31, 2010 and 2009 follows:

	Six Months Ended
	December 31,	December 31,
	2010	2009
Statutory U.S. federal tax rate	34.0%	34.0%

Change in tax rate resulting from
LLC results not subject to federal or state income taxes	-	-36.3%
Tax intangible	11.0%	-2.7%
State and local taxes	4.5%	4.5%
Stock based compensation	-19.8%	8.7%
Capitalized software costs	102.5%	-
Deferred income tax valuation allowance	-132.2%	0.0%
Effective Tax Rate	0.0%	8.2%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Form 10-K for the year ended June 30, 2010 filed on September 28, 2010 and our Form 10-K/A filed on February 14, 2011.

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

Overview

Verecloud, Inc. (the "Company" or "Verecloud") is headquartered in Englewood, Colorado and is developing a cloud services brokerage platform known as Nimbus CSB ("Nimbus") focused on enabling communication service providers ("CSPs") to capture market share in the growing cloud computing market.

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

While professional services remain the Company’s sole source of revenue as of the date of this Quarterly Report on Form 10-Q, the Company’s objective is  to develop a unique platform known as Nimbus CSB ("Nimbus"), which it hopes will position the Company to exploit the opportunity created by the continued growth in cloud computing. Nimbus is expected to bridge the gap between (i) small and medium businesses that want expanded and integrated services via the "cloud," (ii) CSPs who need innovative, high-margin services to drive growth, and (iii) innovative cloud computing solution providers who want access to the large distribution channel that CSPs have developed for voice and data services. The Company believes that Nimbus can potentially open new revenue opportunities, protect investments made in existing services, and create a new distribution model for both CSPs and cloud computing solution providers in a low cost, high return manner.  The success of the Company’s plan will depend on several major factors.  First, its ability to fund the development of Nimbus.  Second, the successful development of Nimbus into a commercially viable and competitive cloud-based solution.  Third, the Company’s ability to effectively market and sell the Nimbus solution to CSPs. The Company is actively engaged in business development efforts to acquire new customers for the Nimbus solution.

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

In October 2009, FASB published ASU, 2009-14, Certain Revenue Arrangements That Include Software Elements, to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from the software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition . In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This pronouncement did not have any impact on the Company’s condensed consolidated unaudited financial statements for the three and six months ended December 31, 2010 and 2009.

In January 2010, FASB published ASU 2010-06, Improving Disclosures about Fair Value Measurement, which requires additional disclosures regarding the activity in fair value measurements classified as Level 3 in the fair value hierarchy. Disclosure of activity in Level 3 fair value measurements is required for fiscal years beginning after December 15, 2010. Early adoption is permitted. We do not have activity that requires disclosure in accordance with this pronouncement.

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

Revenue

With this market opportunity, Verecloud is targeting four key revenue streams:

▪	professional services revenue;
▪	nimbus implementation and integration;
▪	ongoing system upgrades;
▪	transactions fees on CSPs new products and services.

As our revenues increase, we plan to continue to invest in marketing and sales, in addition to software development and research and development, by increasing our presence within the industry and well as continued targeted sales efforts within and outside the telecommunications industry.

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

 Results of Operations

Comparison of the Three and Six Months Ended December 31, 2010 and 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended December 31, (Unaudited)				Six Months Ended December 31, (Unaudited)
	2010		2009		2010		2009
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
	in dollars except percentages				in dollars except percentages

Revenue	$1,593,685	100%	$1,367,131	100%	$3,104,227	100%	$4,866,153	100%

Cost of goods sold	691,094	43%	511,363	37%	1,368,525	44%	2,169,536	45%

Gross profit	902,591	57%	855,768	63%	1,735,702	56%	2,696,616	55%

Operating expenses	850,059	53%	1,037,864	76%	1,804,386	58%	1,822,197	37%

Operating income (loss)	52,532	3%	(182,096)	-13%	(68,684)	-2%	874,419	18%

Other income (expense)	(34,808)	-2%	(41,757)	-3%	(61,442)	-2%	(93,731)	-2%

Income tax expense (benefit)	-	0%	(34,128)	-2%	-	0%	64,310	1%

Net income (loss)	$17,724	1%	$(189,724)	-14%	$(130,127)	-4%	$716,379	15%

Three Months Ended December 31, 2010

Revenue: Revenue for the three months ended December 31, 2010 increased 17% compared to 2009 driven by higher revenue from LightSquared in 2010 compared to 2009. In November 2009, LightSquared temporarily terminated its contract with us. Beginning in May 2010, the Company re-engaged with LightSquared and we continue to provide professional services in support of their network development efforts.

Cost of Goods Sold:  Cost of goods sold, which consists mainly of staff related expenses (employees and contractors) and travel expenses for the three months ended December 31, 2010 increased 35% compared to the three months ended December 31, 2009. The increase is driven by a change in mix to slightly higher costs resources in our work at LightSquared compared to the prior year. Our gross profit was 57% for the three months ended December 31, 2010, a slight decrease from the 63% in the three months ended December 31, 2009.

Operating Expenses: Operating expenses for the three months ended December 31, 2010 decreased 18% or $187,804 versus the comparable period in 2009.   This decrease is driven primarily by four factors – Lower employee related costs due to high billable productivity of our internal staff, our Nimbus development costs that are no longer considered research and development and are now being capitalized, lower legal and accounting costs (down 73%) offset by increased sales and marketing expenses associated with expanding business development and company awareness efforts.

Other Income (Expense): Other income (expense) for the three months ended December 31, 2010 was ($34,808) vs. ($41,757) for the comparable period in 2009 and consists primarily of interest expense. For the three months ended December 31, 2010 and 2009, interest expense was $34,901 and $44,327, respectively. For the three months ended December 31, 2010, interest expense relates to the outstanding line of credit. In 2009, the interest expense was related to the note payable balance outstanding as of December 31, 2009.

Net Income (Loss): For the three months ended December 31, 2010, we reported net income of $17,724 compared to a net loss of $189,724 for the three months ended December 31, 2009.

Six Months Ended December 31, 2010

Revenue: Revenue for the six months ended December 31, 2010 decreased 36% compared to 2009 driven primarily by lower revenue from LightSquared in 2010 vs. 2009. Prior to the temporary termination of our contract with LightSquared in November 2009, the monthly revenue run rate was approximately $1 million per month versus approximately $500,000 in the current quarter.

Cost of Goods Sold:  Cost of goods sold, which consists mainly of staff related expenses (employees and contractors) and travel expenses for the six months ended December 31, 2010 decreased 37% versus the six months ended December 31, 2009. The increase is commensurate with the decline in revenue noted above.

Operating Expenses: Operating expenses for the six months ended December 31, 2010 declined 1% versus the comparable period in 2009.   While the overall decrease is minimal, the mix of spending shifted from research and development and legal costs to capitalized software costs and marketing expenses.

Other Income (Expense): Other income (expense) for the six months ended December 31, 2010 was ($61,442) compared to ($93,731) for the comparable period in 2009 and consists primarily of interest expense. For the six months ended December 31, 2010 and 2009, interest expense was $61,668 and $96,374, respectively. For the six months ended December 31, 2010, interest expense relates to the outstanding line of credit. In 2009, the interest expense was related to the higher note payable balance outstanding as of December 31, 2009.

Net Income (Loss): For the six months ended December 31, 2010, we reported a net loss of $130,127 compared to net income of $716,379 for the six months ended December 31, 2009.

Liquidity and Capital Resources

Cash Flow Activity

Cash and cash equivalents were $562,574 and $197,151 as of December 31, 2010 and June 30, 2010, respectively.

The change in cash and cash equivalents during the periods presented was as follows:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009

Net cash from (used in) operating activities	$(57,695)	$1,544,276	$79,771	$2,064,248
Investing Activities	(414,238)	-	(455,998)	(18,193)
Financing Activities	291,650	(280,000)	741,650	(1,066,623)
Net increase (decrease) in cash and cash equivalents	$(180,283)	$1,264,276	$365,423	$979,432
Cash and cash equivalents at the beginning of the period	742,857	255,635	197,151	540,479
Cash and cash equivalents at the end of the period	$562,574	$1,519,911	$562,574	$1,519,911

Three Months Ended December 31, 2010

Operations: Net cash used in operating activities during the three months ended December 31, 2010 was $57,695, compared to net cash from operating activities of $1,544,276 during the comparable period of 2009, a decrease of $1,601,971.  This decrease is mainly due to the timing of collecting LightSquared receivables in 2009.

Investing: Net cash used in investing activities, consisting primarily of capital expenditures and capitalized software costs, for the three months ended December 31, 2010 was $414,238, compared to $0 for three months ended December 31, 2009.  The increase is driven by capitalization of software costs of $411,869 in the three months ended December 31, 2010. Our capital expenditures consist mainly of office and computer equipment.

Financing: Net cash from financing activities for the three months ended December 31, 2010 was $291,650. This is driven by draws on our existing line of credit of $250,000 plus the exercise of stock options which generated $41,650. The activity for the three months ended December 31, 2009 consists of one debt payment of $280,000.

Six Months Ended December 31, 2010

Operations: Net cash from operating activities during the six months ended December 31, 2010 was $79,771, compared to net cash from operating activities of $2,064,248 during the comparable period of 2009, a decrease of $1,984,477.  This decrease is mainly due to the lower revenue from LightSquared in 2010 versus 2009.

Investing: Net cash used in investing activities, consisting primarily of capital expenditures and capitalized software costs, for the six months ended December 31, 2010 was $455,998, compared to $18,193 for six months ended December 31, 2009.  The increase is driven by capitalization of software costs of $451,970 in the six months ended December 31, 2010. Our capital expenditures consist mainly of office and computer equipment.

Financing: Net cash from financing activities for the six months ended December 31, 2010 was $741,650. This is driven by net draws on our existing line of credit of $700,000 plus the exercise of stock options which generated $41,650. The activity for the six months ended December 31, 2009 consists of two debt payments totaling $560,000 and member distributions of $506,623 prior to the Share Exchange on September 1, 2009.

As of December 31, 2010, total current assets were $1,156,923, which consisted of $562,574 of cash, $536,523 of accounts receivable and $57,825 of other current assets.

Accounts receivable at December 31, 2010 were $536,523 compared to $632,962 at June 30, 2010. All accounts receivable outstanding at December 31, 2010 have been collected or are within normal collection terms as of February 14, 2011.

Accounts payable and accrued liabilities at December 31, 2010 were $540,867 compared to $494,798 at June 30, 2010.  This increase of $46,069 was driven primarily by the increase in accrued interest on our outstanding line of credit.

As of December 31, 2010, we had a working capital balance of $616,056, consisting of current assets of $1,156,923 and current liabilities of $540,867. This represents an increase of $246,498 from the working capital balance of $369,558 at June 30, 2010.  This increase is driven by the increase in revenue from our major customer, LightSquared. Our current assets consist primarily of cash, which is deposited in short term, interest bearing accounts, and accounts receivable. The Company intends to fund operations for the twelve months ending June 30, 2011 through a combination of (i) ongoing cash flow provided by existing professional services engagements, (ii) expanding professional services engagements, (iii) potential new customers from the deployment of the Nimbus platform and (iv) management of variable expenses. In addition, to fully execute on its planned growth strategy, the Company will require additional capital of approximately $1.2 million to fund operations through June 30, 2011. If the Company is unable to raise the needed capital, the Company believes it can still fund operations through June 30, 2011 through significant cost reductions in product development, business development, marketing and general overhead.

Off-Balance Sheet Arrangements

As of and subsequent to December 31, 2010, we have no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting. There were no other changes in Verecloud’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect Verecloud’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2010, the Company entered into an agreement with Changewave, Inc. ("Changewave") in which Changewave will provide investor relations and shareholder marketing services for the Company. The term of agreement is November 1, 2010 to October 31, 2011. As compensation for these services, Changewave will receive 1,200,000 restricted shares of common stock over the term of the agreement. These shares are earned and payable quarterly beginning on November 1, 2010 with the final installment due on August 1, 2011. The contract may be terminated by the Company without cause with ten days notice to Changewave. In the event of termination, the Company is obligated for only those shares issued prior to the date of termination. In connection with payment of the first installment, the Company's chief executive officer has surrendered 300,000 shares of common stock on December 10, 2010 and issued 300,000 shares of common stock to Changewave and recorded operating expense of $4,064 in the three months ended December 31, 2010.

Issuance of the shares described above were not registered under the Securities Act of 1933, as amended. The issuance of these shares were exempt from registration pursuant to to Section 4(2) of the Securities Act of 1933, as amended and Regulation D and Rule 506 promulgated thereunder. The Company believes that Changewave is accredited and/or a sophisticated investor. The Company engaged Changewave to provide public company investor relations services and Changewave is familiar with working with public companies of similar size and stage of development of the Company. Changewave's executives had the opportunity to meet with the Company and had an opportunity to learn about the Company's business, operations, customers, financial position, management and prospects, among other things. The issuance of restricted common stock to Changewave in exchange for Changewave's investor relations services is customary with the Company's past practice. Because of Changewave's experience with similar companies and the customary nature of this arrangement, the Company believes that Changewave is experienced with analyzing the risks associated with acquiring the Company's common stock and that such acquisition could result in a loss of all or part of its value. Furthermore, for these reasons, the Company also believes that Changewave understands the illiquid nature of the Company's common stock and anticipates that it may need to hold the securities indefinitely.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERECLOUD, INC.

Date: February 14, 2011	By:	/s/ John McCawley
John McCawley
Chief Executive Officer

Date: February 14, 2011	By:	/s/ James R. Buckley
James R. Buckley
Chief Financial Officer and Principal Accounting Officer