Form 10-Q
period 2011-03-31
Verecloud, Inc.
filed 2011-05-11
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

As of May 11, 2011, there were 71,597,165 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Table of Contents
VERECLOUD, INC.

FORM 10-Q for the Quarterly Period Ended March 31, 2011

i

  PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
VERECLOUD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash	$32,961	$197,151
Accounts receivable	534,943	632,962
Other current assets	55,555	34,243
Total current assets	623,459	864,356

Property and equipment (Note 3)
Computer related	89,307	87,655
Equipment and machinery	39,485	36,255
Other property and equipment	36,330	36,330
Subtotal	165,122	160,240
Accumulated depreciation	(127,740)	(98,839)
Net property and equipment	37,381	61,401

Other assets
Capitalized software, net (Note 4)	862,990	-
Total assets	$1,523,831	$925,757

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable	$360,511	$174,899
Accrued liabilities	395,079	319,899
Total current liabilities	755,590	494,798

Long term debt, net of unamortized discount (Note 6)	1,426,648	864,000

Total liabilities	2,182,238	1,358,798

Commitments and contingencies (Notes 2,5,6,7,9,10)

Stockholders' (deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized:	-	-
No shares issued or outstanding
Common stock - $0.001 par value, 200,000,000 shares authorized:	71,577	70,098
71,577,165 and 70,098,000 shares issued and outstanding, respectively
Additional paid-in capital	1,086,888	797,670
Accumulated (deficit)	(1,816,872)	(1,300,809)
Total stockholders' (deficit)	(658,407)	(433,041)

Total liabilities and stockholders' (deficit)	$1,523,831	$925,757

The accompanying notes are integral parts of these unaudited financial statements.

VERECLOUD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Revenue	$1,002,326	$260,433	$4,106,553	$5,126,586

Cost of goods sold	540,420	129,999	1,908,945	2,299,535

Gross profit	461,906	130,434	2,197,608	2,827,051

Operating expenses
Employee related (1)	412,792	656,353	1,173,429	1,507,613
Marketing expense	124,060	139,687	616,923	527,981
Legal and accounting	80,569	105,594	238,510	357,904
Consulting expense	41,286	99,513	212,961	191,050
Rent	22,500	34,416	67,435	104,858
Travel and entertainment	45,792	52,421	97,456	96,938
Information technology	12,889	9,174	31,126	72,808
Depreciation	8,924	12,555	28,901	24,476
Other	48,097	24,996	134,555	73,277
Total operating expenses	796,909	1,134,709	2,601,295	2,956,905

Operating (loss)	(335,003)	(1,004,275)	(403,687)	(129,854)

Other income (expense)
Interest income	16	965	242	3,608
Interest (expense)	(38,204)	(38,319)	(99,873)	(134,693)
Total other (expense)	(38,188)	(37,354)	(99,630)	(131,085)

Pretax (loss)	(373,191)	(1,041,629)	(503,318)	(260,939)

Income tax expense (benefit)	12,745	(405,533)	12,745	(341,223)

Net income (loss)	$(385,936)	$(636,096)	$(516,063)	$80,284

Basic net income (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$0.00

Basic weighted average common shares	71,366,758	47,729,222	70,610,311	44,096,752

(1) Includes stock-based compensation as follows:
Salary and wages	$19,812	$28,916	$86,744	$204,743

The accompanying notes are integral parts of these unaudited financial statements.

VERECLOUD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended
	March 31,
Operating Activities	2011	2010
Net income (loss)	$(516,063)	$80,284
Adjustments to reconcile net income to
net cash from operations
Depreciation and amortization	28,901	24,476
Stock for services	8,185	141,915
Stock-based compensation	86,744	204,743
Income tax expense (benefit)	-	(341,223)
Change in assets and liabilities
Accounts receivable	98,019	1,125,323
Other current assets	(21,312)	8,365
Accounts payable	185,612	(77,203)
Other current liabilities	75,180	(15,373)
Net cash provided by (used in) operating activities	(54,735)	1,151,308

Investing Activities
Purchase of computer related	(1,652)	(12,727)
Purchase of equipment and machinery	(3,230)	(2,519)
Purchase of other property and equipment	-	(2,946)
Capitalized software	(862,990)	-
Net cash (used in) investing activities	(867,872)	(18,193)

Financing Activities
Issuance of common stock	58,417	-
Reduction in note payable	(100,000)	(840,000)
Increase in long term debt	800,000	-
Members distributions	-	(506,623)
Net cash provided by (used in) financing activities	758,417	(1,346,623)

Decrease in cash for period	$(164,190)	$(213,508)
Cash at beginning of period	197,151	540,479
Cash at end of period	$32,961	$326,971

Schedule of Noncash Investing and Financing Activities
Loan Discount	$137,352	$-

Supplemental disclosure:
Cash paid for interest during the year	$-	$134,693
Cash paid for income taxes during the year	$12,745	$-

The accompanying notes are integral parts of these unaudited financial statements.

VERECLOUD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
For the period from June 30, 2010 to March 31, 2011

	Common Stock		Additional Paid in	Accumulated Earnings	Total Stockholders Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at June 30, 2010	70,098,000	$70,098	$797,670	$(1,300,809)	$(433,040)

Stock-based compensation (Note 9)	-	-	51,657	-	51,657

Net income (loss)	-	-	-	(147,851)	(147,851)

Balance at September 30, 2010	70,098,000	$70,098	$849,326	$(1,448,660)	$(529,235)

Stock option exercises	845,000	845	40,805	-	41,650

Surrender and issuance of stock for services (Note 5)	-	-	4,064	-	4,064

Stock-based compensation (Note 9)	-	-	15,276	-	15,276

Net income (loss)	-	-	-	17,724	17,724

Balance at December 31, 2010	70,943,000	$70,943	$909,471	$(1,430,936)	$(450,521)

Stock option exercises	634,165	634	16,132	-	16,767

Surrender and issuance of stock for services (Note 5)	-	-	4,121	-	4,121

Stock-based compensation (Note 9)	-	-	19,812	-	19,812

Issuance of warrants (Note 10)	-	-	137,352	-	137,352

Net income (loss)	-	-	-	(385,936)	(385,936)

Balance at March 31, 2011	71,577,165	$71,577	$1,086,888	$(1,816,872)	$(658,407)

The accompanying notes are integral parts of these unaudited financial statements.

VERECLOUD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization

Verecloud, Inc. (the "Company" or "Verecloud") is headquartered in Englewood, Colorado and is the developer and operator of Nimbus CSB, a proprietary cloud service brokerage platform.  Using its Nimbus CSB platform, Verecloud integrates and delivers a customer-specific suite of multiple, diverse cloud services.

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

On August 31, 2009, a web development company, Sage Interactive, Inc., a Nevada corporation ("Sage"), consummated a share exchange (the "Share Exchange") with the sole member of Network Cadence, pursuant to which it acquired all of the membership interests of Network Cadence in exchange for the issuance to the sole member of Network Cadence of 42,320,000 shares of common stock, par value, $0.001.  After the Share Exchange, business operations consisted of those of Network Cadence and the operations of Sage ceased.  The Share Exchange was treated as a merger of Sage and Network Cadence, which is accounted for as a reverse acquisition with Network Cadence being the acquirer for financial reporting purposes.  As such, for all disclosures referencing shares authorized, issued, outstanding, reserved for, per share amounts and other disclosures related to equity, amounts have been retroactively restated to reflect share quantities as if the exchange of Network Cadence membership interest had occurred at the beginning of the periods presented as altered by the terms of the Share Exchange.  Upon the closing of the Share Exchange, the articles of incorporation were amended to change the name of the Company to Network Cadence, Inc. and Network Cadence became a wholly-owned subsidiary of Network Cadence, Inc.

On January 25, 2010, the Company instituted a four-for-one forward split of its common stock and amended its articles of incorporation to change the name of the Company from Network Cadence, Inc. to Verecloud, Inc. All historical information with regard to shares outstanding has been adjusted to reflect the split.

This Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2011 reflects the financial statements and related disclosures for Verecloud.

2.   Summary of Significant Accounting Policies

The unaudited balance sheet as of March 31, 2011, the condensed consolidated balance sheet as of June 30, 2010 and the unaudited interim condensed consolidated financial statements as of and for the three and nine months ended March 31, 2011 and 2010 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our unaudited condensed consolidated results of operations, financial position and cash flows as of March 31, 2011 and 2010 and for all periods presented. These unaudited condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2010, included in our Form 10-K filed on September 28, 2010 and our Form 10-K/A filed on February 14, 2011.

The unaudited condensed consolidated statements of operations, the unaudited condensed consolidated statement of changes in stockholders’ equity (deficit) and the unaudited condensed consolidated statements of cash flows for the three and nine months ended March 31, 2011 are not necessarily indicative of the results or cash flows expected for the full year.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Verecloud and its wholly owned subsidiary, Network Cadence. For the three and nine months ended March 31, 2011 and 2010, there were no equity investments in companies over which Verecloud has the ability to exercise significant influence, but does not hold a controlling interest. Verecloud has eliminated all significant intercompany accounts and transactions.

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

Concentration of Credit Risk

The Company primarily sells its services to customers in the communications industry in the United States on an uncollateralized, open credit basis. For the nine months ended March 31, 2011 and 2010, one customer (LightSquared) accounted for 90% and 88% of the revenue, respectively.  For the three months ended March 31, 2011, the Company performed services for LightSquared under month to month statements of work.  The current statements of work may be terminated by LightSquared with 30 days written notice.

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation ("FDIC") currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Accounts Receivable

Accounts receivable include uncollateralized customer obligations due under normal trade terms and do not bear interest.

Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. The allowances are based on our regular assessment of the credit worthiness and financial condition of specific customers, as well as its historical experience with bad debts and customer deductions, receivables aging, current economic trends, geographic or country-specific risks and the financial condition of its distribution channels. All outstanding accounts receivable as of March 31, 2011 were either collected subsequent to year end or are deemed collectible based on the collection history of the customer.

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

Fair Value Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses.  Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

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

Marketing and Advertising Costs

Marketing and advertising costs are expensed when incurred.  For the three months ended March 31, 2011 and 2010, the Company incurred marketing expenses of $124,060 and $139,687, respectively. For the nine months ended March 31, 2011 and 2010, the Company incurred marketing expenses of $616,923 and $527,981, respectively.

Segment Information

Certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosures if it expands operations.

Significant Customers

For the three and nine months ended March 31, 2011 and 2010, the Company had a substantial business relationship with one major customer, LightSquared.  LightSquared accounted for 100% and 0% of the Company’s total revenue for the three months ended March 31, 2011 and 2010, respectively. LightSquared accounted for 90% and 88% of the Company’s total revenue for the nine months ended March 31, 2011 and 2010, respectively.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360").  Its primary long-lived assets are property and equipment and capitalized software costs. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. For property and equipment, our assets consist primarily of computers and office equipment. The Company has compared the net book value of these assets to market-based pricing for similar used equipment. The Company accounts for the costs of software within its products in accordance with the ASC Topic 985-20 "Costs of Software to be Sold, Leased or Marketed" under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products (Note 4). As of March 31, 2011, the depreciated value of the assets materially reflects the estimated fair value of similar used equipment in the marketplace.

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

Recent Pronouncements

The Company evaluates pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board ("FASB"), the SEC, and the Emerging Issues Task Force, to determine the impact of new pronouncements on GAAP and the preparation of our financial statements.  The Company has adopted the following new accounting standards:

In October 2009, FASB published Accounting Standards Update ("ASU") 2009-14, Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14"), to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from the software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition.  In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This pronouncement did not have any impact on the Company’s condensed consolidated unaudited financial statements for the three and nine months ended March 31, 2011 and 2010.

In January 2010, FASB published ASU 2010-06, Improving Disclosures About Fair Value Measurement ("ASU 2010-06"), which requires additional disclosures regarding the activity in fair value measurements classified as Level 3 in the fair value hierarchy. Disclosure of activity in Level 3 fair value measurements is required for fiscal years beginning after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements. .

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

Property and equipment at March 31, 2011 and June 30, 2010 consisted of the following:

	March 31,	June 30,
	2011	2010

Computer related	$89,307	$87,655
Equipment and machinery	39,485	36,255
Other property and equipment	36,330	36,330
Subtotal	165,122	160,240
Accumulated depreciation	(127,740)	(98,839)
Net property and equipment	$37,381	$61,401

4.    Capitalized Software

The Company accounts for the costs of software within its products in accordance with the ASC Topic 985-20 "Costs of Software to be Sold, Leased or Marketed" ("ASC 985-20") under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design, as specified by ASC 985-20. Upon the general release of the product to customers, development costs for that product will be amortized over periods not exceeding three years, based on current and future revenue of the product. Technological feasibility of the Company’s product, Nimbus CSB, was established in September 2010.  As a result, for the nine months ended March 31, 2011, the Company capitalized $862,990 of software costs and recorded no amortization cost.

5.   Commitments and Contingencies

Consulting Agreements

On September 15, 2009, the Company signed a consulting agreement with Capital Group Communications, Inc. ("CGC"), pursuant to which CGC agreed to provide investor relations services including representing the Company in investor communications and public relations with existing stockholders, brokers, dealers and others for a 14-month period once the Company's stock is publicly traded (September 2010).  Pursuant to the terms of the consulting agreement, the Company agreed to compensate CGC with the issuance of 1,380,000 shares of restricted common stock. The fair market value of these services was estimated at $98,000 and, upon issuance of the shares, has been reflected in the operating expenses for the nine months ended March 31, 2010 since the shares issued are non-refundable if the agreement is terminated and compensation is not based on future services.

On February 24, 2010, the Company issued 898,000 shares of restricted common stock to various other consultants to the Company for financial, marketing and business development services. For the three months ended March 31, 2010, the Company expensed $43,916 for the fair market value of these services.

On June 10, 2010, the Company entered into a consulting agreement (the "Original Consulting Agreement") with The Mesa Group, Inc., a Texas corporation ("TMG"), pursuant to which TMG agreed to render consulting services with respect to organizational and business matters to the Company.  The Original Consulting Agreement had a three year term and provided that, commencing on March 31, 2011 and terminating on December 31, 2013, the Company shall pay TMG an aggregate amount of $744,000 in 12 quarterly payments of $62,000.  On March 31, 2011, the Company entered into a first amendment to the consulting agreement (the "Amended Consulting Agreement") with TMG.  Under the Amended Consulting Agreement, the first payment of $62,000 is now due and payable upon the earlier of: (i) thirty days following the date that the Company secures and closes upon long term financing in a principal amount not less than $3,000,000; or (ii) September 30, 2011.  The Company will then make 11 quarterly payments of $62,000 on the last day of every calendar quarter (December 31, March 31, June 30 and September 30) through the term of the Amended Consulting Agreement which ends on June 30, 2014. The total aggregate payments under the Amended Consulting Agreement remain at $744,000.  Aside from the changes described above, all other provisions of the Original Consulting Agreement remain in full force and effect.  As of March 31, 2011, the Company had accrued $163,680 associated with the consulting agreement.

On November 10, 2010, the Company entered into an agreement with ChangeWave, Inc. ("ChangeWave") in which ChangeWave will provide investor relations and shareholder marketing services for the Company. The term of agreement is November 1, 2010 to October 31, 2011. As compensation for these services, ChangeWave will receive 1,200,000 shares of restricted common stock over the term of the agreement. These shares are earned and payable quarterly beginning on November 1, 2010 with the final installment due on August 1, 2011. The contract may be terminated by the Company without cause with ten days notice to ChangeWave. In the event of termination, the Company is obligated for only those shares issued prior to the date of termination. As of March 31, 2011 and in connection with payment of the first and second installments, the Company's chief executive officer has surrendered 600,000 shares of common stock and the Company has re-issued 600,000 shares of common stock to ChangeWave. The Company has recorded operating expense of $4,121 and $8,185 in the three and nine months ended March 31, 2011, respectively.

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

Operating Leases

The Company has a lease commitment for its office facility. This lease has a monthly rental payment of $7,500 and expires in August 2011.   In addition, the Company has one apartment lease in Reston, Virginia that is month to month at a monthly rate of $4,411.

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

6.   Borrowings

On June 10, 2010, the Company entered into a loan agreement (as amended by the Loan Amendment (as defined below), the "Loan Agreement") with TMG Holdings Colorado, LLC, a Texas limited liability company ("TMG Colorado"). Pursuant to the Loan Agreement, TMG Colorado agreed to provide the Company with a revolving line of credit in the principal amount of up to $1,564,000 (as renewed, extended and increased by the Amended Loan (as defined below), the "Loan") pursuant to a revolving credit note (the "Note").  On March 31, 2011 (the "Effective Date"), the Company entered into a first amendment to the Loan Agreement (the "Loan Amendment") with TMG Colorado.  Pursuant to the Loan Amendment, TMG Colorado agreed to provide the Company with a renewal and extension of its revolving line of credit in the principal amount of up to an aggregate of $2,564,000 (the "Amended Loan"), an increase of $1,000,000 over the original Loan.   Interest accrues on the outstanding principal amount of the Note at the rate of 10% per annum. In accordance with the Loan Amendment, the first of such interest payments shall be due and payable upon the earlier of: (i) thirty days following the date that the Company secures and closes upon long term financing in a principal amount not less than $3,000,000; or (ii) September 30, 2011. Subsequent interest payments shall be due and payable thereafter on the last day of every calendar quarter (December 31, March 31, June 30 and September 30) during the term of the Loan Agreement. The Amended Loan matures on June 30, 2012 and may be prepaid at anytime without premium or penalty.  As a result, the outstanding balance at March 31, 2011 is classified as long term debt. Aside from the changes described above, the remaining provisions of the Loan Agreement remain in full force and effect. As of March 31, 2011, the Company had borrowed $1,564,000 under the Note.

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

On the Effective Date, the Company also entered into a warrant purchase agreement (the "Purchase Agreement") with TMG.  Pursuant to the Purchase Agreement, the Company issued TMG a common stock purchase warrant (the "Warrant"), pursuant to which TMG may purchase up to 10,000,000 shares of the Company's common stock for $.01 per share.  The Warrant is exercisable for three years and may be exercised on a cashless basis.  The Purchase Agreement also provided for customary representations and warranties regarding the accredited investor status of TMG under Rule 501 of Regulation D, promulgated pursuant to the Securities Act of 1933, as amended.   Using the Black-Scholes model, the value of the warrant issued to TMG was $137,352, which is being amortized to earnings as additional interest expense over the remaining term of the Loan Amendment described in Note 6.  The unamortized balance of these deferred costs  was $137,352 at March 31, 2011 and is reflected as a loan discount to the outstanding balance of $1,564,000 at March 31, 2011.

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

On June 10, 2010, the Company entered into the Original Consulting Agreement with TMG.  On March 31, 2011, the Company entered into the Amended Consulting Agreement with TMG.  Under the Amended Consulting Agreement, the first payment of $62,000 is due and payable upon the earlier of: (i) thirty days following the date that the Company secures and closes upon long term financing in a principal amount not less than $3,000,000; or (ii) September 30, 2011.  The Company will then make 11 quarterly payments of $62,000 on the last day of every calendar quarter (December 31, March 31, June 30 and September 30) through the term of the Amended Consulting Agreement which ends on June 30, 2014. The total aggregate payments under the Amended Consulting Agreement remain at $744,000.  As of March 31, 2011, the Company had accrued $163,680 associated with the consulting agreement. The Company currently has the Loan Agreement with TMG's affiliate, TMG Colorado, and another affiliate of TMG, TMG Holdings, LLC, is the Company's second largest stockholder.

8.   Capital Stock

As of March 31, 2011, there were 71,577,165 outstanding shares of common stock and no issued and outstanding shares of preferred stock.

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

9.  Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of March 31, 2011, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance.

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options (a)	Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	13,795,835	$0.04	725,000

Equity compensation plans not approved by security holders	-	$-	-
Total	13,795,835	$0.04	725,000

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

Under the Incentive Plan, the board of directors in its sole discretion, may grant stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, deferred stock or other equity-based awards (each an "Award") to the Company’s employees, directors and consultants (or those of the Company’s affiliates).  The Awards available under the Incentive Plan also include performance-based Awards, which would have pre-established performance goals that relate to the achievement of the Company’s business objectives.  The performance-based stock Awards available under the Incentive Plan are intended to comply with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, to allow such Awards, when payable, to be tax deductible by the Company.

On June 22, 2010, the board of directors of Verecloud approved the increase in the amount of shares reserved for issuance under the Incentive Plan from 8,000,000 shares of common stock to 16,000,000 shares.  To the extent that an Award expires, ceases to be exercisable, is forfeited or repurchased by the Company, any shares subject to the Award may be used again for new grants under the Incentive Plan.  In addition, shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligation with respect to any Award (other than with respect to options) may be used for grants under the Incentive Plan.  The maximum number of shares of common stock that may be subject to one or more Awards to a participant pursuant to the Incentive Plan during any fiscal year of the Company is 8,000,000 shares.

As of March 31, 2011, 15,275,000 options to acquire shares of common stock and restricted shares have been issued under the Incentive Plan leaving 725,000 shares of common stock remaining available for option and stock awards. Of the 15,275,000 options to acquire shares of common stock issued, 634,165 were exercised in the three months ended March 31, 2011. In the three months ended March 31, 2011, options to acquire shares of common stock totaling 250,000 shares, issued to a former employee of the Company, expired since they were not exercised within the required timeframe after termination. In general, each option vests evenly on the last day of each fiscal quarter, based on a three-year period commencing upon the employee's original date-of-hire.  As of March 31, 2011, 8,045,833 options have vested.

The following table summarizes the activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding as of June 30, 2010	14,680,000	$.04	$-
Granted	-	$-	-
Exercised	(634,165)	$.03	-
Expired	(250,000)	$.02	-
Outstanding as of March 31, 2011	13,795,835	$.04	$-

(1)	Amounts represent the difference between the exercise price and the fair market value of common stock at each period end for all in the money options outstanding.

Stock Based Compensation

The Company estimates the fair value of stock options in accordance with ASC Topic 718 using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of the Company’s common stock, which is based on the Company’s peer group in the industry in which the Company does business; (ii) expected life of the option award, which is calculated using the "simplified" method provided in the SEC’s Staff Accounting Bulletin No. 110 and takes into consideration the grant’s contractual life and vesting periods; (iii) expected dividend yield, which is assumed to be 0%, as the Company has not paid and does not anticipate paying dividends on its common stock; and (iv) the risk-free interest, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. In valuing share-based awards under ASC Topic 718, significant judgment is required in determining the expected volatility of the Company’s common stock. The following table presents the weighted average assumptions used to estimate the fair values of the stock options and stock warrants granted for the three months ended March 31, 2011:

	2011	2010
Expected volatility	84%	86%
Expected life (years)	3.00	5.29
Expected dividend yield	–	–
Risk free interest rate	2.24%	2.78%

There were no stock options granted in the three months ended March 31, 2011.  No options were granted prior to October 2009. As of March 31, 2011, there was $113,841 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average service period of 5.3 years. The Company utilizes historical volatility of other entities in a similar line of business for a period commensurate with the contractual term of the underlying financial statements. As of March 31, 2011, the Company had issued 15,275,000 options to purchase common stock and 8,045,833 of the Company’s stock options have vested. The Company recognized stock-based compensation expense of $19,812 and $28,916 for the three months ended March 31, 2011 and 2010, respectively. For the nine months ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense of $86,744 and $204,743, respectively.

The fair values of the common stock underlying stock options granted during the three months ended March 31, 2011 were estimated by the Company's board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair market value of our common stock underlying those options on the date of grant. Given the absence of a widely traded public trading market, the board of directors considered numerous objective and subjective factors to determine the best estimate of the fair market value of the common stock at each meeting at which stock option grants were approved. These factors included, but were not limited to, the following: (i) contemporaneous valuations of the common stock; (ii) the low trading volume of the common stock; (iii) developments in the business; and (iv) revenue trading multiples of comparable companies in the Company's industry and the discounted present value of anticipated cash flows through 2012. If the Company had made different assumptions and estimates, the amount of recognized and to be recognized stock-based compensation expense could have been materially different. The Company believes that it has used reasonable methodologies, approaches and assumptions in determining the fair value of its common stock.

10.  Stock Warrants

On June 11, 2010, the Company issued to Pat and Ann Burke (collectively, the "Burkes") a common stock purchase warrant pursuant to which the Burkes may purchase up to 1,250,000 shares of the Company's common stock at $.01 per share.  The warrant is exercisable for five years and may be exercised on a cashless basis.

On August 12, 2010, upon approval by the Company board of directors, Phillip Tonge was elected as a director (the "Tonge Appointment").  In connection with the Tonge Appointment, the Company issued Mr. Tonge a warrant (the "Tonge Warrant") to purchase 200,000 shares of common stock at $0.02 per share.  The shares underlying the Tonge Warrant will vest equally over five consecutive quarters commencing on September 30, 2010 with full vesting occurring on December 31, 2011.  As of March 31, 2011, 120,000 shares had vested and the value of these vested shares was estimated at $1,614 using the Black-Scholes option-pricing model. It was recorded as an increase to additional paid in capital.

On August 24, 2010, upon approval by the Company board of directors, Dr. Hossein Eslambolchi was elected as a director (the "Eslambolchi Appointment").  In connection with the Eslambolchi Appointment, the Company issued to Dr. Eslambolchi a warrant (the "Eslambolchi Warrant") to purchase 600,000 shares of the Company's common stock, at $0.07 per share.  As consideration for Dr. Eslambolchi's prior advisory service to the Company over a two-year period commencing January 29, 2009, 450,000 of the shares underlying the Eslambolchi Warrant vested as of August 24, 2010.  As of March 31, 2011, 600,000 shares had vested and the value of these vested shares was estimated at $9,682 using the Black-Scholes option-pricing model. It was recorded as an increase to additional paid in capital.

On March 31, 2011 and in connection with the Loan Amendment discussed in Note 6, the Company entered into the Purchase Agreement with TMG.  Pursuant to the Purchase Agreement, the Company issued the Warrant, pursuant to which TMG may purchase up to 10,000,000 shares of the Company's common stock for $.01 per share.  The Warrant is exercisable for three years and may be exercised on a cashless basis.  The Purchase Agreement also provided for customary representations and warranties regarding the accredited investor status of TMG.  Using the Black-Scholes model, the value of the warrant issued to TMG was $137,352, which is being amortized to earnings as additional interest expenses over the remaining term of the Loan Amendment described in Note 6.  The unamortized balance of these deferred costs was $137,352 at March 31, 2011.

11.  Income Taxes

The income tax provision due to net operating losses for the nine months ended March 31, 2011 and 2010:

	Nine Months Ended
	March 31,	March 31,
	2011	2010

Current income tax expense (benefit)
U.S. Federal	$(454,066)	$306,801
State and local	(60,097)	40,606
Total current expense (benefit)	(514,163)	347,407
Change in tax status	-	(283,097)
Deferred tax asset allowance	514,163	-
Other	12,745	-
Total income tax expense (benefit)	$12,745	$64,310

The Company has $1,279,564 of net operating loss carryforwards that, if not used, will expire in various years through 2031. Due to the uncertainty over whether the net operating loss carryforward will be realized, the Company has recorded a valuation allowance of $514,163 for the tax effect of the entire net operating loss carryforward.

As a result of the Share Exchange on August 31, 2009, the Company became a "C" corporation, and Network Cadence became a wholly-owned subsidiary of Verecloud. Prior to the Share Exchange, Network Cadence was a pass-through entity for U.S. federal income tax purposes and state, and local income taxes were not provided for this entity as it was not a taxable entity. Limited liability company members are required to report their share of our taxable income on their respective income tax returns. As a result of the Share Exchange, the Company is subject to corporate U.S. federal, state, and local taxes beginning in September 2009. Prior to the Share Exchange, no provision for income tax has been provided in the financial statements since, prior to the Share Exchange, the Company elected to be taxed as a partnership, whereby all income or losses flow through to the partners for income tax reporting purposes and the Company was on the cash basis of accounting for income tax purposes.

With the transition to a "C" corporation, the Company assumed a tax liability of $579,905 related to the conversion from a cash basis tax entity to an accrual based taxpayer. This liability was fully offset by the operating losses generated from September 1, 2009 to June 30, 2010.  In addition and in connection with purchase of the former owners’ interest in May 2009, the Company has a deferred intangible tax asset of $408,452 at March 31, 2011. Due to the uncertainty over whether the deferred tax asset will be realized, the Company has recorded a valuation allowance for the entire deferred tax asset balance of $408,452.

As result, the total deferred tax asset at March 31, 2011 is as follows:

Tax effect of net operating loss carryforward	$514,163
Tax effect of deferred intangible tax asset	408,452
Total deferred tax asset at March 31, 2011	922,615
Less deferred tax valuation allowance	(922,615)
Net tax benefit	$-

A reconciliation of income tax computed at the United States federal statutory rate of 34% to reported income tax expense for the three and nine months ended March 31, 2011 and 2010 follows:

	Nine Months Ended
	March 31,	March 31,
	2011	2010
Statutory U.S. federal tax rate	34.0%	34.0%

Change in tax rate resulting from
LLC results not subject to federal or state income taxes	-	-36.3%
Tax intangible	11.0%	-2.7%
State and local taxes	0.9%	4.5%
Stock-based compensation	-19.8%	8.7%
Capitalized software costs	102.5%	-
Deferred income tax valuation allowance	-132.2%	0.0%

Effective Tax Rate	-3.6%	8.2%

12. Subsequent Events

In April 2011, the Company borrowed $500,000 pursuant to the Amended Loan described in Note 6 and, as of May 11, 2011, had $2,064,000 outstanding under the Loan Agreement. The remaining available capacity under the Amended Loan as of May 11, 2011 is $500,000.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended June 30, 2010 filed on September 28, 2010 and our Annual Report on Form 10-K/A filed on February 14, 2011.

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

Overview

Verecloud, Inc. (the "Company" or "Verecloud") is headquartered in Englewood, Colorado and is the developer and operator of Nimbus CSB, a proprietary cloud service brokerage platform.  Using its Nimbus CSB platform, Verecloud integrates and delivers a customer-specific suite of multiple, diverse cloud services.

For the past five years, Verecloud has driven operational improvements and innovation with clients across the telecommunications landscape through professional services contracts. From architecture design to solution, or technology selection to delivery and implementation, Verecloud has provided professional service solutions in areas of operational support systems (service creation, order fulfillment, inventory, activation and provisioning, assurance and billing, among others).  For the periods covered by this Quarterly Report on Form 10-Q, the Company’s revenue stream consists solely of billable professional services.  No software or product revenue has yet occurred.

While professional services remain the Company’s sole source of revenue as of the date of this Quarterly Report on Form 10-Q, in early 2011, the Company shifted the primary focus of its strategy from marketing Nimbus CSB directly to communication service providers ("CSPs") to aggregating and integrating the diverse offerings of multiple cloud service vendors and delivering the services as a complete, customized suite. Verecloud will reach users directly or through channel partners. Channel partners include value added resellers ("VARs"), managed service providers ("MSPs") and CSPs. These channel partners have direct access to the SMB market and Verecloud can use these relationships to reach a broader target market. Its primary customer base is small and medium sized businesses (referred to as "SMB" and broadly defined as business organizations with fewer than 500 employees). In the United States also, there are more than 8 million SMBs ranging in size from a single employee business to up to 500 employees. In addition, opportunities exist for Verecloud to market and sell its services internationally.

The success of this new strategy will depend on several major factors.  First, Verecloud's ability to acquire additional funding to execute on the business which consists of: (i) continued development and upgrade of Nimbus CSB; (ii) executing on the go-to-market strategy of directly marketing, selling and serving SMB customers; and (iii) successfully proving the business model in the marketplace and driving customer growth in the next 12 months. The Company is currently piloting and trialing pieces of the cloud offering and expects full rollout of the cloud services by the Fall 2011. As a result, the Company does not expect to generate significant revenue until early 2012 and expects to operate at a loss until that time. The Company is aggressively moving forward on executing on their strategy and concurrently, is actively engaged in discussions to secure long term funding of $5-10 million by August 2011. If long term funding is not received by August 2011, the Company will either have to obtain additional short term funding or will be required to significantly curtail operations to continue as a going concern.

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

Recent Accounting Pronouncements

The Company evaluates pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission (the "SEC"), and Emerging Issues Task Force, to determine the impact of new pronouncements on GAAP and the preparation of our financial statements.  The Company has adopted the following new accounting standards:

In October 2009, FASB published Accounting Standards Update ("ASU"), 2009-14, Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14"), to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from the software revenue guidance in Accounting Standards Codification Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This pronouncement did not have any impact on the Company’s condensed consolidated unaudited financial statements for the three and six months ended December 31, 2010 and 2009.

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

Outlook

With the change in our overall strategy in March 2011, we are now focused on aggregating and integrating the diverse offerings of multiple cloud service vendors and delivering the services as a complete, customized suite. We will try to reach users directly or through channel partners. Channel partners include VARs, MSPs and CSPs. These channel partners have direct access to the SMB market and we can use these relationships to reach a broader target market. Our primary customer base is the SMBs.  In the United States there are more than 8 million SMBs ranging in size from single employee business to up to 500 employees. In addition, opportunities exist to market and sell our services internationally.

Revenue

While we expect to continue to generate revenue from professional services in the near term, our long term strategy is to drive revenue from selling  Nimbus CSB directly to SMBs. As noted above, we do not expect significant revenue from this new strategy until 2012.

Cost of Goods Sold and Operating Expenses

Our strategy reflects a new approach to offering cloud services to SMBs. As a result, we are in the process of fully developing our go-to-market strategy and expected cost structure.  However, our expense structure is expected to focus on: (i) branding and marketing to drive awareness of our offering; (ii) customer support costs to serve our customer base from a technical and operations perspective; (iii) ongoing development of our platform; and (iv) continued expansion of the products and services that we offer to customers. We expect overhead costs to remain fairly consistent with most staffing growth driven by variable changes in the business.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended March 31, (Unaudited)				Nine months ended March 31, (Unaudited)
	2011		2010		2011		2010
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
	in dollars except percentages				in dollars except percentages

Revenue	$1,002,326	100%	$260,433	100%	$4,106,553	100%	$5,126,586	100%

Cost of goods sold	540,420	54%	129,999	50%	1,908,945	46%	2,299,535	45%

Gross profit	461,906	46%	130,434	50%	2,197,608	54%	2,827,051	55%

Operating expenses	796,909	80%	1,134,709	436%	2,601,295	63%	2,956,905	58%

Operating income (loss)	(335,003)	-33%	(1,004,275)	-386%	(403,687)	-10%	(129,854)	-3%

Other income (expense)	(38,188)	-4%	(37,354)	-14%	(99,630)	-2%	(131,085)	-3%

Income tax expense (benefit)	12,745	1%	(405,533)	-156%	12,745	0%	(341,223)	-7%

Net income (loss)	$(385,936)	-39%	$(636,096)	-244%	$(516,063)	-13%	$80,284	2%

Three Months Ended March 31, 2011

Revenue: Revenue for the three months ended March 31, 2011 increased 285% compared to 2010.  This increase was driven by higher revenue from LightSquared in 2011 compared to 2010. In November 2009, LightSquared temporarily terminated its contract with us and was not re-engaged until May 2010. Although we are shifting our strategy away from professional services, we continue to provide professional services in support of their network development efforts.

Cost of Goods Sold:  Cost of goods sold, which consists mainly of staff related expenses (employees and contractors) and travel expenses for the three months ended March 31, 2011 increased 316% compared to the three months ended March 31, 2010.  The increase is driven both by the higher revenue in 2011 versus 2010 and lower billable rates at LightSquared in 2011 compared to comparable professional service engagements in 2010.

Operating Expenses: Operating expenses for the three months ended March 31, 2011 decreased 30% or $337,800 versus the comparable period in 2010.   This decrease is driven primarily by three major factors: lower employee related costs due to higher billable productivity of our internal staff, our Nimbus development costs that are no longer considered research and development and are now being capitalized; and lower legal and accounting costs (down 24%).

Other Income (Expense): Other income (expense) for the three months ended March 31, 2011 was ($38,188) versus ($37,354) for the comparable period in 2010 and consists primarily of interest expense. For the three months ended March 31, 2011 and 2010, interest expense was $38,204 and $38,319, respectively. For the three months ended March 31, 2011, interest expense relates to the outstanding line of credit. In 2010, the interest expense was related to the note payable balance outstanding as of March 31, 2010.

Net Income (Loss): For the three months ended March 31, 2011, we reported a net loss of $385,936 compared to a net loss of $636,096 for the three months ended March 31, 2010.

Nine Months Ended March 31, 2011

Revenue: Revenue for the nine months ended March 31, 2011 decreased 20%, compared to 2010, driven primarily by lower revenue from LightSquared. Prior to the temporary termination of our contract with LightSquared in November 2009, the monthly revenue run rate was approximately $1 million per month versus approximately $333,000 in the current quarter. Our monthly revenue run rate at LightSquared continues to decline as we shift our strategy away from professional services and towards development of Nimbus CSB.

Cost of Goods Sold:  Cost of goods sold, which consists mainly of staff related expenses (employees and contractors) and travel expenses for the nine months ended March 31, 2011 decreased 17% versus the nine months ended March 31, 2010. The decrease is commensurate with the decline in revenue noted above.

Operating Expenses: Operating expenses for the nine months ended March 31, 2011 declined 12% versus the comparable period in 2010.  This decline is driven by two major factors: (i) staffing costs associated with software development that was expensed in the prior year and is now being capitalized and (ii) lower legal and accounting fees (down $119,395 versus 2010).

Other Income (Expense): Other income (expense) for the nine months ended March 31, 2011 was ($99,630) compared to ($131,085) for the comparable period in 2010 and consists primarily of interest expense. For the nine months ended March 31, 2011 and 2010, interest expense was $99,873 and $134,693, respectively. For the nine months ended March 31, 2011, interest expense relates to the outstanding line of credit. In 2010, the interest expense was related to the higher note payable balance outstanding as of March 31, 2010.

Net Income (Loss): For the nine months ended March 31, 2011, we reported a net loss of $516,063 compared to net income of $80,284 for the nine months ended March 31, 2010. Overall this change is primarily driven by the lower revenue and margin in the current year.

Liquidity and Capital Resources

Cash Flow Activity

Cash and cash equivalents were $32,961 and $197,151 as of March 31, 2011 and June 30, 2010, respectively.

The change in cash and cash equivalents during the periods presented was as follows:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010

Net cash from (used in) operating activities	$(134,506)	$(912,940)	$(54,735)	$1,151,308
Investing Activities	(411,874)	-	(867,872)	(18,193)
Financing Activities	16,767	(280,000)	758,417	(1,346,623)
Net (decrease) in cash and cash equivalents	$(529,613)	$(1,192,940)	$(164,190)	$(213,508)
Cash and cash equivalents at the beginning of the period	562,574	1,519,911	197,151	540,479
Cash and cash equivalents at the end of the period	$32,961	$326,971	$32,961	$326,971

Three Months Ended March 31, 2011

Operations: Net cash used in operating activities during the three months ended March 31, 2011 was $134,506 compared to net cash used in operating activities of $912,940 during the comparable period of 2010, an increase of $778,434.  This increase is mainly driven by higher revenue in the current quarter versus the prior year.

Investing: Net cash used in investing activities, consisting primarily of capital expenditures and capitalized software costs, for the three months ended March 31, 2011 was $411,874, compared to $0 for three months ended March 31, 2010.  The increase is driven by capitalization of software costs of $411,022 in the three months ended March 31, 2011. Our capital expenditures consist mainly of office and computer equipment.

Financing: Net cash provided by financing activities for the three months ended March 31, 2011 was $16,767. This is entirely related to the exercise of stock options of $16,767. The activity for the three months ended March 31, 2010 consists of one debt payment of $280,000.

Nine Months Ended March 31, 2011

Operations: Net cash used in operating activities during the nine months ended March 31, 2011 was $54,735, compared to net cash from operating activities of $1,151,308 during the comparable period of 2010, a decrease of $1,206,043.  This decrease is mainly due to the lower revenue from LightSquared in the nine months ended March 31, 2011 versus 2010.

Investing: Net cash used in investing activities, consisting primarily of capital expenditures and capitalized software costs, for the nine months ended March 31, 2011 was $867,872, compared to $18,193 for the nine months ended March 31, 2010.  The increase is driven by capitalization of software costs of $862,990 in the nine months ended March 31, 2011. Our capital expenditures consist mainly of office and computer equipment.

Financing: Net cash from financing activities for the nine months ended March 31, 2011 was $758,417. This is driven by net draws on our existing line of credit of $700,000 plus the exercise of stock options which generated $58,417. The activity for the nine months ended March 31, 2010 consists of three debt payments totaling $840,000 and member distributions of $506,623 prior to the Share Exchange on September 1, 2009.

As of March 31, 2011, total current assets were $623,459, which consisted of $32,961 of cash, $534,943 of accounts receivable and $55,555 of other current assets.

Accounts receivable at March 31, 2011 were $534,943 compared to $632,962 at June 30, 2010. All accounts receivable outstanding at March 31, 2011 have been collected or are within normal collection terms as of May 11, 2011.

Accounts payable and accrued liabilities at March 31, 2011 were $755,590 compared to $494,798 at June 30, 2010.  This increase of $260,792 was driven primarily by higher accounts payable at March 31, 2011 due to the delayed receipt of outstanding accounts receivables until after March 31, 2011.

As of March 31, 2011, we had a negative working capital balance of $132,131, consisting of current assets of $623,459 and current liabilities of $755,590. This represents a decrease of $501,689 from the working capital balance of $369,558 at June 30, 2010.  This decrease is driven by the decline in revenue from our major customer, LightSquared, in the current quarter and the higher level of outstanding accounts payable at March 31, 2011. Our current assets consist primarily of cash, which is deposited in short term, interest bearing accounts, and accounts receivable.  The Company intends to fund operations for the twelve months ending June 30, 2011 through a combination of (i) ongoing cash flow provided by existing professional services engagements, (ii) expanding professional services engagements, (iii) the additional funding received in March 2011 as described in Note 6 to the financial statements, and (iv) management of variable expenses. The additional capacity under the existing line of credit is sufficient to fund operations through June 30, 2011. The Company is seeking long term funding to fund operations beyond August 2011.

Off-Balance Sheet Arrangements

As of and subsequent to March 31, 2011, we have no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting.  There were no changes in Verecloud’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect Verecloud’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2010, the Company entered into an agreement with ChangeWave, Inc. ("ChangeWave") in which ChangeWave will provide investor relations and shareholder marketing services for the Company. The term of agreement is November 1, 2010 to October 31, 2011. As compensation for these services, ChangeWave will receive 1,200,000 shares of restricted common stock over the term of the agreement. These shares are earned and payable quarterly beginning on November 1, 2010 with the final installment due on August 1, 2011. The contract may be terminated by the Company without cause with ten days notice to ChangeWave. In the event of termination, the Company is obligated for only those shares issued prior to the date of termination. During the period covered by this Quarterly Report on Form 10-Q, the Company issued the second installment of 300,000 shares of common stock to ChangeWave. As of March 31, 2011 and in connection with payment of the first and second installment, the Company's chief executive officer has surrendered 600,000 shares of common stock and the Company has re-issued 600,000 shares of common stock to ChangeWave. The Company has recorded operating expense of $4,121 and $8,185 in the three and nine months ended March 31, 2011.

Issuance of the shares described above were not registered under the Securities Act of 1933, as amended. The issuance of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The Company believes that ChangeWave is accredited and/or a sophisticated investor. The Company engaged ChangeWave to provide public company investor relations services and ChangeWave is familiar with working with public companies of similar size and stage of development of the Company. ChangeWave's executives had the opportunity to meet with the Company and had an opportunity to learn about the Company's business, operations, customers, financial position, management and prospects, among other things. The issuance of restricted common stock to ChangeWave in exchange for ChangeWave's investor relations services is customary with the Company's past practice. Because of ChangeWave's experience with similar companies and the customary nature of this arrangement, the Company believes that ChangeWave is experienced with analyzing the risks associated with acquiring the Company's common stock and that such acquisition could result in a loss of all or part of its value. Furthermore, for these reasons, the Company also believes that ChangeWave understands the illiquid nature of the Company's common stock and anticipates that it may need to hold the securities indefinitely.

Aside from the issuance described above, all unregistered issuances of equity securities during the period covered by this report have been previously included in Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1
First Amendment to Loan Agreement by and between Verecloud, Inc. and TMG Holdings Colorado, LLC, dated March 31, 2011. (Incorporated herein by reference to Exhibit 10.1 to Form 8-K for Verecloud, Inc. filed on April 6, 2011) (File No. 000-52882).

10.2	Revolving Credit Note dated March 31, 2011 by Verecloud, Inc. (Incorporated herein by reference to Exhibit 10.2 to Form 8-K for Verecloud, Inc. filed on April 6, 2011) (File No. 000-52882).
10.3
Warrant Purchase Agreement by and between Verecloud, Inc. and The Mesa Group, Inc., dated March 31, 2011. (Incorporated herein by reference to Exhibit 10.3 to Form 8-K for Verecloud, Inc. filed on April 6, 2011) (File No. 000-52882).

10.4	Common Stock Purchase Warrant by Verecloud, Inc., dated March 31, 2011. (Incorporated herein by reference to Exhibit 10.4 to Form 8-K for Verecloud, Inc., filed on April 6, 2011 (File No. 000-52882).
10.5
First Amendment to Independent Contractor Consulting Agreement by and between Verecloud, Inc. and The Mesa Group, Inc., dated March 31, 2011. (Incorporated herein by reference to Exhibit 10.5 to Form 8-K for Verecloud, Inc., filed on April 6, 2011) (File No. 000-52882).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERECLOUD, INC.

Date: May 11, 2011	By:	/s/ John McCawley
John McCawley
Chief Executive Officer

Date: May 11, 2011	By:	/s/ James R. Buckley
James R. Buckley
Chief Financial Officer and Principal Accounting Officer