Form 10-K
period 2011-06-30
Verecloud, Inc.
filed 2011-09-28
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  YES  ☐      NO ☒

Aggregate market value of common stock held by non-affiliates as of June 30, 2011, was $1,499,381 (computed by reference to the most recent valuation as of June 30, 2011 of $0.20 per share).

As of September 28, 2011, the Company had 72,138,296 shares of its $.001 par value common stock issued and outstanding.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K for Verecloud, Inc. contains "forward-looking statements." All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words.

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

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report on Form 10-K or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Our fiscal year ends on June 30 of each calendar year. Each reference to a fiscal year in this Annual Report on Form 10-K, refers to the fiscal year ending June 30 of the calendar year indicated (for example, fiscal 2011 refers to the fiscal year ended June 30, 2011). Unless the context requires otherwise, references to "we," "us," "our," "Verecloud" and the "Company" refer to Verecloud, Inc.

Overview

Verecloud is headquartered in Englewood, Colorado and is an innovative technology company is developing Cloudwrangler™, a cloud service brokerage platform, which connects and integrates cloud service suppliers to small and medium size businesses (SMBs) through multiple distribution channels.

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

On January 25, 2010, the Company instituted a four-for-one forward split of its common stock and amended its Articles of Incorporation to change the name of the Company from Network Cadence, Inc. to Verecloud, Inc. All historical information with regard to shares outstanding has been retroactively adjusted to reflect the split.

Our Business

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

While professional services remain the Company’s sole source of revenue as of the period covered by this Annual Report on Form 10-K, the Company is developing Cloudwrangler™, a cloud service brokerage platform, which connects and integrates cloud service suppliers to small and medium size businesses (“SMBs”) through multiple distribution channels. Verecloud distributes, manages and bills for cloud services to SMBs. Verecloud will reach these SMBs through targeted distribution channels including value added resellers (“VARs”), managed service providers (“MSPs”) and communication service providers (“CSPs”), such as wireline and wireless telecommunications and cable companies. Verecloud’s objective is to bridge the current gap between (i) small and medium businesses that want expanded and integrated services via the Cloud, (ii) CSPs and MSPs who need innovative, high-margin services to drive growth, and (iii) innovative clouding computing solution suppliers who want access to the large distribution channels that have developed. In addition and as a secondary revenue stream, the Company continues to explore opportunities with large CSPs who are looking to integrate Cloudwrangler™ into their internal systems. For these customers, the Company anticipates focusing on three streams of revenue.  First, upfront integration fees charged to customers for integrating Cloudwrangler™ into their existing systems.  Second, license and support fees for ongoing maintenance and support of the platform.  Finally, transaction fees related to activity that travels through the Cloudwrangler™ platform.

Market Overview

Verecloud’s business is focused in the cloud services market. Cloud services are software, computing and technology processes provided via the Internet.  These services are commonly delivered on-demand to computers and other devices, such as smartphones or tablet computers, which are web-browser enabled. Cloud services are typically classified into broad categories commonly referred to as “X-as-a-Service” (XaaS):

•
Infrastructure-as-a-Service (IaaS) - Provides consumers and businesses with virtual servers and storage capabilities on an as-needed basis, eliminating large upfront costs.  This is commonly referred to as cloud computing.  IaaS is quite mature, having been offered for many years in the form of dedicated or virtualized hosting. Today’s services have evolved into highly configurable options that can be rapidly provisioned and activated across numerous network connectivity choices.  Rackspace and Softlayer are examples of IaaS providers.

•
Platform-as-a-Service (PaaS) - Provides the ability to create applications over the Internet using a turnkey software development stack.  PaaS often includes IaaS capabilities and common software development components such as application servers, web servers and database servers.  PaaS is a cost effective way for developers to create their own customized solutions without the burden of dedicated IT operations or database management teams.  Hardware, operating system and database administration are simply consumed as needed from a central source.  Amazon EC2, Microsoft Azure and Heroku are examples of PaaS.

•
Software-as-a-Service (SaaS) - Provides software applications for consumers and businesses on-demand.  The software is accessed via the Internet through any computing device having a web browser.  This enables consumers to use the software only as needed and at a reduced cost, versus the traditional model of licensing equipment with software rights.  More importantly, SMBs can obtain the same powerful software as larger enterprises since they pay per user rather than for a costly enterprise-wide license.  Salesforce.com, Microsoft Exchange and Sharepoint and Quickbooks Online are examples of SaaS.

•
Business-Processes-as-a-Service (BPaaS) – Provides a pre-integrated package of services in order to create a cohesive technology process delivered from a hosted platform.  This is sometimes referred to as a managed service.  An example is a unified communications VoIP service integrated with conferencing, collaboration and email.

According to Gartner Group, a leading provider of research and analysis for the information technology (“IT”) industry, in a report dated June 2, 2010:

•	The worldwide market for cloud services was $59 billion in 2009.
•	By 2014, the world-wide market will grow to nearly $150 billion (with SMBs comprising $94 billion of that amount), an annual growth rate of 17%.
•	“Cloud computing” and “cloud services” (in combination) was the number one search term on gartner.com and the number one inquiry asked of Gartner in 2009.

There are nearly seven million SMBs in the United States.  Recent research has shown that SMBs are using, on average, three or more separate cloud services with rapidly expanding adoption of additional services. The reason for the strong rate of adoption for cloud services is threefold. First, speed and low latency capabilities of internet connections have grown markedly in the last 5 years.  This has paved the way for richer software services and large amounts of data to be easily delivered.  Second, businesses and customers now operate in a world of multiple computing devices.  A PC is no longer the dominant connection to the internet and for running software applications.  The consumption of services has grown greatly through the use of laptops, tablet computers, and smartphones accessing the internet through both fixed and wireless means.  Finally, recent advancements in IT operating software have made it economically viable for cloud services providers to offer, provision, and bill for services on a per user or even under a usage basis.

As a result, there is now an extensive ecosystem of services that businesses can provision through the cloud.  New, richer services become available almost daily.  And the amount businesses are spending in the Cloud grows as service offerings improve.

Products and Services

Verecloud is a channel for delivery of all of the above offerings and services through its Cloudwrangler™ platform.  Cloudwrangler™ aggregates and integrates the diverse offerings of multiple cloud service vendors, and delivers the services as a complete, customized suite.  Verecloud reaches users directly or through channel partners.  Channel partners include VARs, MSPs and CSPs.  Its primary customer base is SMBs, broadly defined as business organizations with fewer than 500 employees).

Verecloud adds value by providing cross-cloud identity, security and data integration, as well as a single-point of fulfillment.  Verecloud is generally agnostic when it comes to which XaaS offerings it resells.  While certain services may achieve a leading status, Verecloud believes that no service has a perpetual advantage and even leading technologies are not right for every customer.  Cloudwrangler™ is capable of consolidating virtually any combinations of services to create a customized technology suite within or across organizations.  At the same time, Verecloud’s legacy as a systems integrator means that it is able to tailor the suite to meet the business needs of the individual organization.

Cloudwrangler™ continuously monitors customer service levels and usage patterns and suggests changes at the appropriate time to maximize the utility and minimize the cost of the technology suite to the customer.  Cloudwrangler™ manages a catalog of services to ensure that the customers can take full advantage of the capabilities of the Cloud without being locked into specific vendors longer than is beneficial to the customer/user.

Business Strategy

In addition to the channels discussed above, Verecloud is reaching SMBs through a 1.4 million member professional association of SMB IT managers known as the Spiceworks community. Spiceworks users represent more than one million SMBs, and consist entirely of active, hands-on IT professionals.  Applications already available to Spiceworks users are IT management tools covering network monitoring, PC inventory, IT reporting and help desk.  IT managers can manage their entire on-site infrastructure with these tools.  Off-site technology can be effectively managed for the first time, now that the Verecloud Expense Management tool (“VEM”) and the plug-in are available.  Cloudwrangler™ provides IT managers with tools for managing the growing, wide variety of cloud services used by their organizations alongside their existing IT infrastructure.

Verecloud believes that the relationship with Spiceworks represents a highly efficient means of targeting SMB IT professionals.  Providing basic Cloudwrangler™ functionality for free serves as a gateway to acquiring IT managers as paying customers later.  It is expected that the IT professionals using the tools will see the value of using Verecloud to acquire and manage their portfolio of cloud services.

As a secondary revenue stream, the Company continues to explore opportunities with large CSPs who are looking to integrate Cloudwrangler™ into their internal systems. For these customers, the Company anticipates focusing on three streams of revenue.  First, upfront integration fees charged to customers for integrating Cloudwrangler™ into their existing systems.  Second, license and support fees for ongoing maintenance and support of the platform.  Finally, transaction fees related to activity that travels through the Cloudwrangler™ platform.

Customers

Since inception and through the year ended June 30, 2011, the majority of our revenue came from one significant customer, LightSquared (formerly known as Skyterra). For the years ended June 30, 2011 and 2010, LightSquared represented 92% and 83% of our revenue, respectively.  As we shift our strategy to rolling out Cloudwrangler™ to SMBs through multiple distribution channels, we do not expect LightSquared to be a significant customer in fiscal year 2012. Going forward, we expect our customer base will be primarily SMBs throughout the United States with up to 500 employees.

Competition

There are numerous service providers in the governance, marketplace and integration platform arenas of the cloud services brokerage market.  Verecloud believes that its competitive advantage is that its platform uniquely combines all three of these capabilities into one unified offering.

Governance

•	RightScale - Cloud management platform for policy control and service management.

•	BMC Cloud Lifecycle Management - Offers a unified platform that simplifies and automates IT processes and orchestrates workflow across cloud, virtual, distributed and mainframe resources.

Marketplace

•
Jamcracker - Unifies the aggregation, delivery and management of private and public cloud services. It enables enterprises, service providers and cloud providers to unify the delivery and management of cloud services to their employees, their customers or through distribution channels.

•	Parallels - Offers virtualization and automation software that optimizes computing for consumers, businesses and service providers across multiple platforms.

•	Etelos - Provides a solution for enterprises to publish and distribute web-based applications and services for businesses, organizations and users.

Integration Platform

•	Boomi - Connects providers and customers of SaaS, cloud and on-premise applications via a pure SaaS integration platform that does not require software or appliances.

•	CastIron Systems - Provides a solution for rapidly integrating SaaS and cloud applications with the enterprise. Acquired by IBM (May 2010).

•	Ribbit - An open communications platform for innovation, bringing together voice and data to form integrated communication solutions.

•
SnapLogic - Offers Dataflow architecture and a subscription model, which connects to most SaaS, cloud, web or enterprise application or data sources via Snap connectors providing information as a utility to business users and applications.

Verecloud believes it is uniquely positioned to offer all three areas of capability on a single platform with the scale required to operate in the Cloud.

Marketing and Advertising

Verecloud is marketing its Cloudwrangler™ platform to SMBs with a primary goal to make it easier for SMBs to shop for, select, purchase, manage and monitor the performance of an organization's cloud services and related spending through a single portal. This messaging is targeted directly at SMBs as well as through other channels such as Spiceworks, industry publications, blogs and social media outlets.

Intellectual Property and Proprietary Rights

Verecloud claims rights in its inventions, code, and other intellectual property that it has created and that is contained in its service management layer and other components of Verecloud's future products and current services.  It has not sought formal registration or filed any U.S. patent or copyright applications for such intellectual property.  It has filed a federal application with the U.S. Patent & Trademark Office for the trademark VERECLOUD (U.S. Ser. No. 77/929,616). The Company is currently evaluating its intellectual property and plans to file for one or more patents in fiscal 2012.

Employees

We currently have 13 full time employees. In addition to our full time employees, we have five contractors who work on product development and sales and marketing activities.

None of our employees are covered by a collective bargaining agreement.  We believe that our employee relations are good.

ITEM 1A.   RISK FACTORS

A variety of factors may affect our future results and the market price of our stock.

We have included certain forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K. We may also make oral and written forward-looking statements from time to time, in reports filed with the Securities and Exchange Commission and otherwise. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Annual Report on Form 10-K.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that we believe may have a material adverse effect on our business, financial condition, cash flow or results of operations. In that case, the trading price of our securities could decline and you may lose all or part of your investment in our company. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

We cannot predict every event and circumstance that may affect our business, and therefore the risks and uncertainties discussed below may not be the only ones you should consider.

The risks and uncertainties discussed below are in addition to those that apply to most businesses generally. Furthermore, as we continue to operate our business, we may encounter risks of which we are not aware at this time. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

Risks Related to Our Business

We have received a going concern opinion from our auditors.

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Based on our current business plan and projections, we will need approximately $5 million to meet our cash requirements for the next twelve months.  This plan is the basis of discussion with potential investors and strategic partners.  Of this amount, approximately $1 million will be used for ongoing Cloudwrangler™ development and product enhancements, approximately $2 million for sales and marketing and approximately $2 million is needed for general working capital and administrative expenses. We are exploring funding options that include debt financing, equity investments and strategic alliances.  Our current investor, TMG Holdings Colorado, LLC, a Texas limited liability company ("TMG Colorado"), is providing interim funding through our existing loan agreement on a month to month basis, as amended (See Note 6 to our financial statements for additional information). TMG Colorado has funded operations through September 2011 and has indicated a willingness to fund operations in the short term. However, no assurances can made that TMG Colorado will continue to fund the company in the short term.  As of September 28, 2011, we have not secured any additional financing or commitments.  Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and are unable to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

The products and services we develop and sell are based on an emerging technology platform and our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting our products and solutions. Our relatively limited operating history and the limited extent to which our solutions have been currently adopted may make it difficult to evaluate our business because the potential market for our products remains uncertain.

Failure to properly manage projects may result in unanticipated costs or claims.

While the focus of our strategy is on selling cloud services directly to small and medium businesses, we may also engage large CSPs in integrating Cloudwrangler™ into their back office systems. Those types of engagements may involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. Any defects or errors or failure to meet customers’ expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we may guarantee customers that we will complete a project by a scheduled date or that the network will achieve certain performance standards. If the project or network experiences a performance problem, we may not be able to recover the additional costs we would incur, which could exceed revenues realized from a project.

Our clients’ complex regulatory requirements may increase our costs, which could negatively impact our profits.

Many of our potential clients, particularly those in the telecommunication services industry, are subject to complex and constantly changing regulatory requirements. On occasion, these regulatory requirements change unpredictably. These regulations may increase our potential liabilities if our services are found to contribute to a failure by our clients to comply with the requirements applicable to them and may increase compliance costs as regulatory requirements increase or change. These increased costs could negatively impact our profits.

In our course of business, we expose ourselves to possible litigation associated with performing services on our customers’ properties.

For professional services engagements, we perform services on our customers’ properties and doing so can result in claims of property damage, breach of contract, harassment, theft, and other such claims. These claims may become time consuming and expensive, which would adversely affect our financial condition and the reputation of our business.

We are highly dependent upon technology, and our inability to keep pace with technological advances in our industry could have a material adverse effect on our business, financial condition and results of operations.

Our success depends in part on our ability to develop solutions that keep pace with continuing changes in the IT industry, evolving industry standards and changing client preferences. There can be no assurance that we will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. We need to continually make significant investments, with ever increasing regularity, in sophisticated and specialized communications and computer technology to meet our clients’ needs. We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology in shorter intervals and on a timely basis to maintain our competitiveness. Significant capital expenditures may be required to keep our technology up-to-date. There can be no assurance that any of our information systems will be adequate to meet our future needs or that we will be able to incorporate new technology to enhance and develop our existing services. Moreover, investments in technology, including future investments in upgrades and enhancements to software, may not necessarily maintain our competitiveness. Our future success will also depend in part on our ability to anticipate and develop information technology solutions that keep pace with evolving industry standards and changing client demands. Our inability to effectively keep pace with continuing changes in the IT industry could have a material adverse effect on our business, financial condition and results of operations.

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

The use of open source software in our platform may expose us to additional risks and harm our intellectual property.

Our Cloudwrangler™ platform uses or incorporates software that is subject to one or more open source licenses. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms.

While we monitor the use of all open source software in our products, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third-party for our products and solutions, we could, under certain circumstances, be required to disclose the source code to our products and solutions. This could harm our intellectual property position and have a material adverse effect on our business, results of operations, cash flow and financial condition.

Our future growth depends upon our ability to develop and sustain relationships with cloud service providers that may become part of our catalog of services that we offer to small and medium businesses. Failure to develop and sustain these relationships could have a material adverse affect on our operating performance and financial condition.

We are developing, maintaining and enhancing significant working relationships with cloud service providers that play important roles in developing our catalog of services that we offer to small and medium businesses. We are currently investing, and intend to continue to invest, significant resources to develop and enhance these relationships, which could adversely affect our operating margins. We may be unable to develop relationships with organizations to populate our catalog of services. Our arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause. Many of the organizations with which we are developing or maintaining relationships have commercial relationships with our competitors. There can be no assurance that any organization will continue its involvement with us and our products. The loss of relationships with important organizations could materially and adversely affect our operating performance and financial condition.

Risks Relating To Our Company

We need to retain key personnel to support our products and ongoing operations.

The development and marketing of our Cloudwrangler™ platform and go-to market strategy will continue to place a significant strain on our limited personnel, management and other resources. Our future success depends upon the continued services of our executive officers and other key employees who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell our services which could adversely affect our financial results and impair our growth.

We operate at a loss on a monthly basis.

On a monthly basis, we currently do not operate at a profit. With expected growth at our existing customers as well as new revenue streams from the rollout of Cloudwrangler™, we hope to become profitable on a monthly basis by the end of fiscal year 2012. However, we cannot assure you that we will ever be profitable and you should not invest unless you are prepared to lose your entire investment.

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

For the period covered by this report and despite instituting improvements to controls in July 2010, we had a material weakness in our system of internal controls due to the limited number of staff and lack of segregation of some duties.  Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Internal control weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We may not be able to manage our expansion of operations effectively and if we are unable to do so, we will not achieve profitability.

We believe our Cloudwrangler™ solution will allow us to significantly expand our business and capture new market opportunities.  As we grow, we must continue to improve our operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. In order to fund our ongoing operations and our future growth, we will need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers, suppliers and other third parties. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems and resources. We will also need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. As a result, our results from operations may decline.

Our limited operating history with our new business strategy may not serve as an adequate basis to judge our future prospects and results of operations.

Our limited operating history with the direct to SMB strategy and the unpredictability of our industry make it difficult for investors to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to companies with longer operating histories.

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

Part of our revenue stream may include professional service engagements with CSP clients. If our clients terminate significant contracted projects or choose not to retain us for additional projects, or if we are restricted from providing services to our clients’ competitors, our revenues and profitability may be negatively affected.

For professional service engagements with CSP clients, our clients typically retain us on a non-exclusive basis. Typically, our client contracts, including those that are on a fixed price, fixed time frame basis, can be terminated by the client with or without cause upon 30 days’ notice or less and generally without termination-related penalties. Additionally, our contracts with clients are typically limited to discrete projects without any commitment to a specific volume of business or future work and may involve multiple stages. In addition, the increased breadth of our service offerings may result in larger and more complex projects for our clients that require us to devote resources to more thoroughly understand their operations. Despite these efforts, our clients may choose not to retain us for additional stages or may cancel or delay planned or existing engagements due to any number of factors, including:

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

We are a public reporting company and accordingly subject to the information and reporting requirements of the Securities Act of 1933 (the "Securities Act"), the Securities and Exchange Act of 1934 (the "Exchange Act") and other federal securities laws. As a public company, these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

We depend substantially on the current and continued services and performance of our senior management and other key personnel. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe that our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors and that our future success will depend upon our ability to hire and retain these key employees and our ability to attract and retain other skilled financial, operational, engineering, technical, and managerial personnel. While employment agreements are in place for our President, Chief Financial Officer, Chief Operating Officer and Chief Technology Officer, these individual and other employees may voluntarily terminate their employment at any time.

If we fail to attract and retain highly skilled IT professionals, we may not have the necessary resources to properly staff projects.

Our success depends largely on the contributions of our employees and our ability to attract and retain qualified personnel, including technology, consulting, engineering, marketing and management professionals. Competition for qualified personnel in the software and services industry can be intense and, accordingly, we may not be able to retain or hire all of the personnel necessary to meet our ongoing and future business needs. If we are unable to attract and retain the highly skilled professionals we need, we may have to forego expansion of our business for lack of resources. In addition, the competition for highly skilled employees may require us to increase salaries of highly skilled employees, and we may be unable to pass on these increased costs to our customers and clients, which would reduce our profitability.

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

Our revenue and profitability depend significantly on general economic conditions and the demand for cloud services in the markets in which we compete. Economic weakness and constrained IT spending has, and may result in the future, limited revenue and profitability growth. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in IT and cloud related spending could have a material adverse effect on demand for our services, and consequently our results of operations, prospects and stock price.

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

As of September 28, 2011, John McCawley controls 57.0% of our outstanding Common Stock which will have an impact on all major decisions on which our stockholders may vote and which may discourage an acquisition of our Company.

Currently, John McCawley owns approximately 57.0% of our outstanding common stock.   In addition, he is also one of our directors and our Chief Executive Officer. The interests of Mr. McCawley may differ from the interests of other stockholders. As a result, Mr. McCawley will have the ability to significantly impact virtually all corporate actions requiring stockholder approval, vote, including the following actions:

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

ITEM 2.  PROPERTIES

Our principal address is 6560 South Greenwood Plaza Boulevard, Number 400, Englewood, Colorado, 80111. We currently lease approximately 7,500 square feet of office space. Our lease expires in December 2011.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since September 1, 2010, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the NASDAQ Stock Market, and prices for our common stock are published under the trading symbol "VCLD”.

The following table sets forth the range of high and low close prices for each period indicated. Our stock did not trade during Fiscal 2010:

Period	High	Low
Fiscal 2011:
First quarter	$ 1.25	$ 1.25
Second quarter	$ 1.50	$ 1.25
Third quarter	$ 1.50	$ 0.30
Fourth quarter	$ 0.34	$ 0.15
Holders

As of September 28, 2011, there were 69 holders of record of our common stock.

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

On November 10, 2010, the Company entered into an agreement with ChangeWave, Inc. ("ChangeWave") in which ChangeWave will provide investor relations and shareholder marketing services for the Company. The term of agreement is November 1, 2010 to October 31, 2011. As compensation for these services, ChangeWave will receive 1,200,000 shares of restricted common stock over the term of the agreement. These shares are earned and payable quarterly beginning on November 1, 2010 with the final installment due on or after August 1, 2011. The contract may be terminated by the Company without cause with ten days notice to ChangeWave. In the event of termination, the Company is obligated for only those shares issued prior to the date of termination. During the period covered by this Annual Report on Form 10-K, the Company issued 600,000 shares of common stock to ChangeWave. On July 21, 2011, the Company issued the third installment of 300,000 shares of common stock to ChangeWave. On August 31, 2011, the Company issued the final installment of 300,000 shares of common stock to Changewave. As of September 28, 2011 and in connection with payment of the four installments, the Company's chief executive officer has surrendered 1,200,000 shares of common stock and the Company has re-issued 1,200,000 shares of common stock to ChangeWave. The Company has recorded stock for services of $139,064 in the year ended June 30, 2011 to reflect the earned portion of three of the four installments.

Issuance of the shares described above were not registered under the Securities Act of 1933, as amended. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The Company believes that ChangeWave is accredited and/or a sophisticated investor. The Company engaged ChangeWave to provide public company investor relations services and ChangeWave is familiar with working with public companies of similar size and stage of development of the Company. ChangeWave's executives had the opportunity to meet with the Company and had an opportunity to learn about the Company's business, operations, customers, financial position, management and prospects, among other things. The issuance of restricted common stock to ChangeWave in exchange for ChangeWave's investor relations services is customary with the Company's past practice. Because of ChangeWave's experience with similar companies and the customary nature of this arrangement, the Company believes that ChangeWave is experienced with analyzing the risks associated with acquiring the Company's common stock and that such acquisition could result in a loss of all or part of its value. Furthermore, for these reasons, the Company also believes that ChangeWave understands the illiquid nature of the Company's common stock and anticipates that it may need to hold the securities indefinitely.

Aside from the issuance described above, all unregistered issuances of equity securities during the period covered by this report have been previously included in Current Reports on Form 8-K.

Transfer Agent

Island Stock Transfer, Inc. is the Company's transfer agent.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of June 30, 2011, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--

Equity compensation plans not approved by security holders	14,115,835	$0.05	380,000
Total	14,115,835	$0.05	380,000

For the full disclosure regarding the Company’s equity compensation plans, please see Note 10 to the Company’s Audit Financial Statements, located in Item 8 of Part II of this Annual Report on Form 10-K.

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

OVERVIEW

The Company is headquartered in Englewood, Colorado and is the developer and operator of Cloudwrangler™, a cloud service brokerage platform, which connects and integrates cloud service suppliers to SMBs through multiple distribution channels.

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

While professional services remained the Company’s sole source of revenue as of the period covered by this Annual Report on Form 10-K, the Company has created Cloudwrangler™, a cloud service brokerage platform, which connects and integrates cloud service suppliers to SMBs through multiple distribution channels. Verecloud will distribute, manage and bill for cloud services to SMBs. Verecloud will reach these SMBs through targeted distribution channels including VARs, MSPs and CSPs, such as wireline and wireless telecommunications and cable companies. Verecloud’s objective is to bridge the current gap between (i) small and medium businesses that want expanded and integrated services via the Cloud, (ii) CSPs and MSPs who need innovative, high-margin services to drive growth, and (iii) innovative clouding computing solution suppliers who want access to the large distribution channels that have developed. In addition and as a secondary revenue stream, the Company continues to explore opportunities with large CSPs who are looking to integrate Cloudwrangler™ into their internal systems. For these customers, the Company anticipates focusing on three streams of revenue.  First, upfront integration fees charged to customers for integrating Cloudwrangler™ into their existing systems.  Second, license and support fees for ongoing maintenance and support of the platform.  Finally, transaction fees related to activity that travels through the Cloudwrangler™ platform.

The success of this new strategy will depend on several major factors.  First, Verecloud's ability to acquire additional funding to execute on the business which consists of: (i) continued development and upgrade of Cloudwrangler™; (ii) executing on the go-to-market strategy of directly marketing, selling and serving SMB customers; and (iii) successfully proving the business model in the marketplace and driving customer growth in the next 12 months. The Company has rolled out its service and is selling cloud services directly to the SMB market.. As of the date of this report, the Company had approximately 15 SMB customers.  As a result, the Company does not expect to generate significant revenue until early 2012 and expects to operate at a loss until that time. The Company is aggressively moving forward on executing on their strategy and concurrently, is actively engaged in discussions to secure long term funding of $5-10 million by January 2012. If long term funding is not received by January 2012, the Company will either have to obtain additional short term funding or will be required to significantly curtail operations to continue as a going concern.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. However, at June 30, 2011, we had negative working capital and a stockholders' deficit and require additional funding to execute on our business plan.  This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Based on our current business plan and projections, we will need approximately $5 million to meet our cash requirements for the next twelve months.  This plan is the basis of discussion with potential investors and strategic partners.  Of this amount, approximately $1 million will be used for ongoing Cloudwrangler™ development and product enhancements, approximately $2 million for sales and marketing and approximately $2 million is needed for general working capital and administrative expenses. We are exploring funding options that include debt financing, equity investments and strategic alliances.  Our current lender, TMG Colorado, is providing interim funding through our existing loan agreement on a month to month basis, as amended (See Note 7 to our financial statements for additional information). TMG Colorado has funded operations through September 2011 and has indicated a willingness to fund operations in the short term. However, no assurances can made that TMG Colorado will continue to fund the company in the short term.  As of September 28, 2011, we have not secured any additional financing or commitments Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and are unable to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.   Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that the Company relinquish valuable rights.

Management believes that actions presently being taken to raise funds provide the opportunity for the Company to continue as a going concern.  As of September 28, 2011, our current cash balance will fund us into October 2011.  Our fiscal year 2012 plan does not contemplate significant revenue from Cloudwrangler™ until at least the third quarter of fiscal year 2012. With significant revenue not planned until the second half of fiscal year 2012, as noted above, we will need an additional $5 million to fund operations through fiscal year 2012.  The Company currently does not have enough cash to operate for the next 12 months without this additional capital.

Outlook

Verecloud’s mission is to simplify the cloud for SMBs.  The wide variety of services, the staggering number of new offerings, security considerations and the cost and integration challenges impede customer adoption. Verecloud solves these problems, while creating a new effective channel for service providers.

Verecloud is a value added reseller of high demand cloud services targeted at the SMB market. The “value add” is a unique solution that allows SMBs to aggregate, order and integrate all their cloud services through a single portal.

Revenue

While professional services remained the Company’s sole source of revenue as of the period covered by this Annual Report on Form 10-K, the Company has created Cloudwrangler™, a cloud service brokerage platform, which connects and integrates cloud service suppliers to small and medium size businesses (“SMBs”) through multiple distribution channels. Verecloud will distribute, manage and bill for cloud services to SMBs. Verecloud will reach these SMBs through targeted distribution channels including VARs, MSPs and CSPs, such as wireline and wireless telecommunications and cable companies. Verecloud’s objective is to bridge the current gap between (i) small and medium businesses that want expanded and integrated services via the Cloud, (ii) CSPs and MSPs who need innovative, high-margin services to drive growth, and (iii) innovative clouding computing solution suppliers who want access to the large distribution channels that have developed. In addition and as a secondary revenue stream, the Company continues to explore opportunities with large CSPs who are looking to integrate Cloudwrangler™ into their internal systems. For these customers, the Company anticipates focusing on three streams of revenue.  First, upfront integration fees charged to customers for integrating Cloudwrangler™ into their existing systems.  Second, license and support fees for ongoing maintenance and support of the platform.  Finally, transaction fees related to activity that travels through the Cloudwrangler™ platform.

As our revenues increase, we plan to continue to invest in marketing and sales, in addition to research and development, by increasing our presence within the industry and well as continued targeted sales efforts within and outside the telecommunications industry.

Cost of Goods Sold

As we expand our go-to-market strategy and grow our customers, products and services, our cost of sales will consist primarily of the direct costs associated with our product catalog and the reseller terms and conditions therein. We expect our gross margins on these products and services to be in the 20-25% range as we gain scale and efficiencies with each added customer.

Operating Expenses

With the expected growth in revenue, customer acquisition, customer support and general and administrative expenses are expected to increase. We expect to continue to add supporting staff in sales and marketing, customer support and accounting as we grow the business.

Historical Information

Historical performance should not be viewed as indicative of future performance, as there can be no assurance that operating income or net earnings will be sustained at these levels. For a discussion of factors affecting operating results, see the Risk Factors section above.

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Year ended June 30,
	2011		2010
		% of		% of
	Amount	Revenues	Amount	Revenues
	in dollars except percentages

Revenue	$4,424,608	100%	$5,840,706	100%

Cost of goods sold (1)	2,313,632	52%	2,621,577	45%

Gross profit	2,110,976	48%	3,219,129	55%

Operating expenses	8,067,024	182%	4,076,704	70%

Operating income (loss)	(5,956,048)	-135%	(857,575)	-15%

Other income (expense)	(126,707)	-3%	(122,823)	-2%

Income tax expense (benefit)	13,140	0%	(579,905)	-10%

Net income (loss)	$(6,095,895)	-138%	$(400,493)	-7%

(1) Includes software amortization of $236,608

Revenue: Revenue for the year ended June 30, 2011 decreased 24% compared to the year end June 30, 2010.  This decline in revenue was driven by lower revenue from professional service engagements, primarily at LightSquared. In the second half of fiscal year 2011, our revenue from LightSquared declined from a quarterly amount of $1,002,326 in the three months ended March 31, 2011 to $230,298 in the three months ended June 30, 2011. As of September 28, 2011, our business focus has shifted to the SMB market and we no longer have any billable staff at LightSquared. All of our revenue for the years ended June 30, 2011 and 2010 was related to professional services engagements.

Cost of Goods Sold: Cost of goods sold, which consists mainly of wage related expenses and travel expenses associated with our professional service engagements, decreased 21% in the year ended June 30, 2011 versus the same period in fiscal year 2010. This decline is consistent with the year over year revenue decline noted above. Cost of goods sold for the year ended June 30, 2011 also includes $236,608 associated with amortization of capitalized software costs.

Gross Profit: Our gross profit as a percentage of revenue decreased from 55% in 2010 to 53% in 2011, mainly driven by slightly lower billable rates on our professional service engagements.

Operating Expenses: Operating expenses for the year ended June 30, 2011 were up 98%, or $3,990,320 versus the comparable period in 2010. Excluding stock based compensation expense, operating expenses were up 1% or $21,842.  The key changes include:

•
Stock based compensation expense was $4,337,178 in 2011 versus $368,700 in 2010 for an increase of $3,968,478.  The main reasons for the increase were the $1,201,260 of expense in 2011 associated with the termination of the Unit Bonus Plan and issuance of common stock purchase warrants described in Note 11 to the financial statements with a calculated value under generally accepted accounting principles of $2,827,928.

•
Excluding stock based compensation expense, our employee related and consulting costs increased $537,755 in 2011 mainly due to the increase in consulting activities associated with sales and marketing activity in 2011.

•
Our legal and accounting expenses decreased $237,014 in 2011 mainly due to the high costs incurred in 2010 associated with (i) the completion of the Share Exchange and (ii) expansion of the stock ownership and compensation plans of the Company.

Other Income (Expense): Other income (expense) for the year ended June 30, 2011 was ($126,707), consisting primarily of interest expense on the outstanding debt offset by interest income of $242. For the comparable period in 2010, interest income was $3,704 and interest expense was $126,527. The increase in interest expense is due to the higher outstanding debt balance in the current fiscal year versus 2010.

Income Tax Expense (Benefit): For the current year, our only tax expense relates to small amounts due upon filing our tax return for fiscal year end June 30, 2010. For the year ended June 30, 2010, we recorded an income tax benefit of $579,905. This is driven by the tax benefit on the operating losses incurred after completion of the Share Exchange on August 31, 2009. As a result of the Share Exchange, the Company became subject to corporate U.S. federal, state and local taxes beginning in September 2009. Prior to August 31, 2009, Network Cadence was a pass-through entity for U.S. federal income tax purposes and U.S. federal, state, and local income taxes were not provided for this entity as it was not a taxable entity.

Net Income (Loss): For the year ended June 30, 2011, we reported a net loss of $6,095,895, compared to a net loss of $400,493 for the year ended June 30, 2010.  Excluding stock based compensation expense, the net loss was $1,758,717. The increase in net loss is driven by lower revenue and gross margin this year along with an increase of $3,968,478 in stock based compensation expense in the current year.

Impact of Inflation

Historically, inflation has not had a material effect on us.

Liquidity and Capital Resources

	Year ended June 30,
	2011	2010

Net cash from (used in) operating activities	$(746,597)	$453,703
Investing Activities	(857,214)	(408)
Financing Activities	1,608,917	(796,623)
Net (decrease) in cash and cash equivalents	$5,106	$(343,326)
Cash and cash equivalents at the beginning of the period	197,151	540,479
Cash and cash equivalents at the end of the period	$202,256	$197,151

Cash and cash equivalents at June 30, 2011 were $202,256, up from $197,151 as of June 30, 2010.

As of June 30, 2011, total current assets were $392,843, which consisted of $202,256 of cash, $128,050 of accounts receivable, and $62,537 of other current assets.

As of June 30, 2011, we had a negative working capital balance of $2,777,662, consisting of current assets of $392,843 and current liabilities of $3,170,505. This decline of $3,147,221 from June 30, 2010 is primarily driven by the classification of the outstanding debt to TMG as current since the principal balance is due on June 30, 2012. In the prior year, all outstanding debt was classified as long term. Our current liabilities consist of $271,126 of accounts payable, $485,380 related to accrued vacation, accrued consulting fees and accrued interest and $2,414,000 related to the outstanding debt to TMG Colorado.

Net cash used in operating activities during the year ended June 30, 2011 was $746,597, compared to net cash provided by operations of $453,703 during the year ended June 30, 2010, a decrease of $1,200,300. This decrease is driven by lower revenue and gross margin in the year ended June 30, 2011.

Net cash used in investing activities, consisting primarily of capital expenditures, for the year ended June 30, 2011 was $857,214, compared to $408 for year ended June 30, 2010. This increase is driven by the increase in gross capitalized software of $851,445 during fiscal year 2011. The remaining increase is for general office and computer equipment.

Net cash from financing activities for the year ended June 30, 2011 was $1,608,917, consisting of $1,550,000 drawn on the line of credit plus $58,917 associated with the exercise of stock options.

The success of the Company’s business plan will depend on several major factors.  First, its ability to acquire additional funding to execute on the business which consists of: (i) continued development and upgrade of Cloudwrangler™; (ii) executing on the go-to-market strategy of directly marketing, selling and serving SMB customers; and (iii) successfully proving the business model in the marketplace and driving customer growth in the next 12 months. The Company has begun adding SMB customers and is targeting having approximately 1,000 customers by June 30, 2012. As a result, the Company does not expect to generate significant revenue until early 2012 and expects to operate at a loss until that time. The Company is aggressively moving forward on executing on their strategy and concurrently, is actively engaged in discussions to secure long term funding of at least $5 million by January 2012. Between now and January 2012, the Company expects to be funded through increases in the existing loan agreement with TMG Colorado.  If long term funding is not received by January 2012, the Company will either have to obtain additional short term funding or will be required to significantly curtail operations to continue as a going concern.

Significant Accounting Policies and Estimates

Related Party Transactions

The Company has not adopted formal policies and procedures for the review, approval or ratification of related party transactions with its executive officers, directors and significant stockholders.  However, all material related party transactions for the periods covered by this report have been disclosed and such transactions have been approved by the board of directors.  Future transactions will, on a going-forward basis, be subject to the review, approval or ratification of the board of directors, or an appropriate committee thereof.  Related party transactions, in addition to those disclosed in other footnotes, are described below.

On June 10, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with The Mesa Group, Inc. (“TMG”).  On March 31, 2011, the Company amended the Consulting Agreement (the “Amended Consulting Agreement”).  Under the Amended Consulting Agreement, the first payment of $62,000 is due and payable upon the earlier of: (i) thirty days following the date that the Company secures and closes upon long term financing in a principal amount not less than $3,000,000; or (ii) September 30, 2011.  As of September 28, 2011, the Company is in negotiations with TMG to extend the due date of this first payment to January 1, 2012.   The Company will then make 11 quarterly payments of $62,000 on the last day of every calendar quarter (December 31, March 31, June 30 and September 30) through the term of the Amended Consulting Agreement which ends on June 30, 2014. The total aggregate payments under the Amended Consulting Agreement remain at $744,000.  As of June 30, 2011, the Company had accrued $208,320 associated with the consulting agreement. The Company currently has a loan agreement with TMG's affiliate, TMG Colorado, and another affiliate of TMG, TMG Holdings, LLC, is the Company's second largest stockholder.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Network Cadence. For the years ended June 30, 2011 and 2010, there were no equity investments in companies over which Verecloud has the ability to exercise significant influence, but does not hold a controlling interest. Verecloud has eliminated all significant intercompany accounts and transactions.

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

Concentration of Credit Risk

We primarily sell our services to customers in the communications industry in the United States on an uncollateralized, open credit basis. For the years ended June 30, 2011, and 2010, one customer accounted for 92% and 83% of the revenue, respectively.

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation ("FDIC") currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Accounts Receivable

Accounts receivable include uncollateralized customer obligations due under normal trade terms and do not bear interest.

Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. The allowances are based on our regular assessment of the credit worthiness and financial condition of specific customers, as well as its historical experience with bad debts and customer deductions, receivables aging, current economic trends, geographic or country-specific risks and the financial condition of its distribution channels. At June 30, 2011, no allowance for doubtful accounts was necessary as the accounts receivable balance was received in full subsequent to June 30, 2011.

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

Fair Value Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses.  Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Capitalized Software

The Company accounts for the costs of software within its products in accordance with Accounting Standards Codification ("ASC") Topic 985-20 "Costs of Software to be Sold, Leased or Marketed", under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design, as specified by ASC Topic 985-20. Upon the general release of the product to customers, development costs for that product will be amortized over periods not exceeding one year. The Company began capitalizing software costs in September 2010. Amortization expense was $236,608 in fiscal year 2011. The unamortized balance of capitalized software was $614,837 at June 30, 2011. Capitalized interest was $23,917 for the year ended June 30, 2011.  As of June 30, 2011, capitalized software consists of the following:

June 30, 2011
Capitalized software	$851,445
Loss accumulated amortization	(236,608)
Net capitalized software	$614,837

With regard to the recoverability of capitalized software and development costs, we regularly perform an assessment of our ability to recover the costs invested in these assets. Our recoverability analysis considers projected future cash flows from the utilization of the underlying software in the respective components of the business. Our projections of future cash flows are affected by such factors as technological change, competitive offerings, marketplace expectations and project development. Changes in any of these factors may result in future write-downs of the carrying value of these or other assets.

Research and Development Costs

Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are expensed as they are incurred. For the years ended June 30, 2011 and 2010, the Company incurred research and development expenses of $454,824 and $897,668, respectively.

Advertising

Advertising and marketing costs are expensed when incurred.  For the years ended June 30, 2011 and 2010, the Company incurred marketing expenses of $738,878 and $682,264, respectively.

Segment Information

Certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. We currently operate in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Significant Customers

For the years ended June 30, 2011 and 2010, the Company had a substantial business relationship with one major customer, LightSquared.  LightSquared accounted for 92% and 83% of the Company’s total revenue for the years ended June 30, 2011 and 2010, respectively. The Company does not expect LightSquared to be a significant customer in fiscal year 2012.

Long-Lived Assets

We account for our long-lived assets in accordance with Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360").  Our primary long-lived assets are property and equipment. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. For property and equipment, our assets consist primarily of computers and office equipment. We have compared the net book value of these assets to market-based pricing for similar used equipment. As of June 30, 2011, the depreciated value of the assets materially reflects the estimated fair value of similar used equipment in the marketplace.

Stock Based Compensation Expense

Stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

We estimate the fair value of stock options in accordance with ASC Topic 718 using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of the Company’s common stock, which is based on the Company’s peer group in the industry in which the Company does business; (ii) expected life of the option award, which is calculated using the "simplified" method provided in the SEC's Staff Accounting Bulletin No. 110 since the Company does not have sufficient historical option exercise experience with which to estimate expected term and takes into consideration the grant’s contractual life and vesting periods; (iii) expected dividend yield, which is assumed to be 0%, as the Company has not paid and does not anticipate paying dividends on its common stock; and (iv) the risk-free interest, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. In valuing stock based awards under ASC Topic 718, significant judgment is required in determining the expected volatility of the Company’s common stock.

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

Common equivalent shares are excluded in periods in which they are anti-dilutive. For the years ended June 30, 2011 and 2010, common equivalent shares totaling 19,185,622 and 3,919,151, respectively, were not included because their effect was anti-dilutive for the periods presented.

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

In April 2010, the FASB published ASU 2010-13 , Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company's adoption of ASU 2010-13 in the first quarter of fiscal year 2011 did not impact the Company's consolidated financial statements.

In May 2011, the FASB issued an accounting standard update to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. This accounting standard update is effective for the Company beginning in the third quarter of fiscal 2012. The Company does not expect it will have a material impact on its consolidated financial statements.

There were no other accounting standards and interpretations issued recently which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Off-Balance Sheet Arrangements

As of and subsequent to June 30, 2011, we have no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VERECLOUD, INC.

Consolidated Financial Statements
And
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Verecloud, Inc.

We have audited the accompanying consolidated balance sheets of Verecloud, Inc. as of June 30, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ (deficit) and cash flows for the years ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verecloud, Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years ended June 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As described in Note 4, the Company had negative working capital and a stockholders’ deficit and requires additional funding to execute on its business plan which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to this matter is also discussed in Note 4.   The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
7931 S. Broadway, #314
Littleton, Colorado 80122
September 28, 2011

 VERECLOUD, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2011	2010

ASSETS

Current assets
Cash	$202,256	$197,151
Accounts receivable	128,050	632,962
Other current assets	62,537	34,243
Total current assets	392,843	864,356

Property and equipment (Note 5)
Computer related	89,307	87,655
Equipment and machinery	40,372	36,255
Other property and equipment	36,330	36,330
Subtotal	166,009	160,240
Accumulated depreciation	(136,026)	(98,839)
Net property and equipment	29,983	61,401

Other assets
Capitalized software, net (Note 2)	614,837	-
Total assets	$1,037,663	$925,757

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable	$271,126	$174,899
Current portion of long term debt (Note 7)	2,414,000	-
Accrued liabilities	485,380	319,899
Total current liabilities	3,170,505	494,798

Long term debt (Note 7)	-	864,000

Total liabilities	3,170,505	1,358,798

Commitments and contingencies (Notes 4,6,7,8,10,11)

Stockholders' (deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized:	-	-
No shares issued or outstanding
Common stock - $0.001 par value, 200,000,000 shares authorized:	71,791	70,098
71,791,068 and 70,098,000 shares issued and outstanding, respectively
Additional paid-in capital	5,192,072	797,670
Accumulated (deficit)	(7,396,705)	(1,300,809)
Total stockholders' (deficit)	(2,132,842)	(433,041)

Total liabilities and stockholders' (deficit)	$1,037,663	$925,757

The accompanying notes are an integral part of these financial statements.

VERECLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,

	2011	2010

Revenue	$4,424,608	$5,840,706

Cost of goods sold	2,313,632	2,621,577

Gross profit	2,110,976	3,219,129

Operating expenses
Employee related (1)	2,713,279	1,343,106
Marketing expense	738,878	682,264
Legal and accounting	246,648	483,662
Consulting expense (1)	3,432,265	296,206
Research and development	454,824	897,668
Rent	89,935	119,933
Travel and entertainment	119,040	75,587
Information technology	48,056	48,624
Depreciation	37,187	33,839
Other	186,912	95,816
Total operating expenses	8,067,024	4,076,704

Operating income (loss)	(5,956,048)	(857,575)

Other income (expense)
Interest income	242	3,704
Interest (expense)	(126,949)	(126,527)
Total other income (expense)	(126,707)	(122,823)

Pretax income (loss)	(6,082,755)	(980,398)

Income tax expense (benefit)	13,140	(579,905)

Net income (loss)	$(6,095,895)	$(400,493)

Basic net income (loss) per common share	$(0.09)	$(0.01)

Basic weighted average common shares	70,852,885	47,984,619

(1) Includes stock-based compensation as follows:
Salary and wages	$1,331,992	$270,700
Consulting expenses	$3,005,186	$98,000
Total stock-based compensation	$4,337,178	$368,700

The accompanying notes are an integral part of these financial statements.

VERECLOUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 30,
Operating Activities	2011	2010
Net income (loss)	$(6,095,895)	$(400,493)
Adjustments to reconcile net income to
net cash from operations
Depreciation and amortization	273,795	33,839
Stock for services	177,258	98,000
Stock-based compensation	4,159,920	270,700
Income tax expense (benefit)	-	(579,905)
Change in assets and liabilities
Accounts receivable	504,913	739,898
Other current assets	(28,294)	37,088
Accounts payable	96,226	(3,619)
Other current liabilities	165,481	258,196
Net cash provided by (used in) operating activities	(746,597)	453,703

Investing Activities
Purchase of computer related	(1,652)	(12,727)
Purchase of equipment and machinery	(4,117)	(2,520)
Purchase of other property and equipment	-	(7,946)
Capitalized software	(851,445)	-
Security deposits	-	22,785
Net cash (used in) investing activities	(857,214)	(408)

Financing Activities
Issuance of common stock	58,917	436,000
Reduction in note payable	-	(1,590,000)
Increase (decrease) in line of credit	1,550,000	864,000
Members distributions	-	(506,623)
Net cash provided by (used in) financing activities	1,608,917	(796,623)

Decrease in cash for period	$5,105	$(343,327)
Cash at beginning of period	197,151	540,479
Cash at end of period	$202,256	$197,151

Schedule of Noncash Investing and Financing Activities
Share Exchange Agreement	$-	$(576,225)
Note Purchase Agreement	$-	$1,221,885

Supplemental disclosure:
Cash paid for interest during the year	$-	$126,527
Cash paid for income taxes during the year	$13,140	$-

The accompanying notes are an integral part of these financial statements.

 VERECLOUD, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from July 1, 2009 to June 30, 2011

	Common Stock		Additional Paid in	Accumulated Earnings	Total Stockholders Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at June 30, 2009	42,320,000	$42,320	$-	$(1,018,606)	$(976,286)

Distributions	-	-	-	(506,623)	(506,623)

Share exchange agreement	3,680,000	3,680	-	(579,905)	(576,225)

Consulting agreement	1,380,000	1,380	96,620	-	98,000

Sale of common stock	21,800,000	21,800	414,200	-	436,000

Note purchase agreement	-	-	17,067	1,204,819	1,221,885

Stock based compensation	918,000	918	269,783	-	270,701

Net income (loss)	-	-	-	(400,493)	(400,493)

Balance at June 30, 2010	70,098,000	$70,098	$797,670	$(1,300,809)	$(433,040)

Stock option exercises	1,504,165	1,504	57,412	-	58,917

Surrender and issuance of stock for services	-	-	139,064	-	139,064

Stock-based compensation - warrants (Note 11)	-	-	4,040,484	-	4,040,484

Stock-based compensation - options (Note 10)	-	-	119,437	-	119,437

Stock for services	188,903	189	38,005	-	38,194

Net income (loss)	-	-	-	(6,095,896)	(6,095,896)

Balance at June 30, 2011	71,791,068	$71,791	$5,192,072	$(7,396,705)	$(2,132,841)

The accompanying notes are an integral part of these financial statements.

VERECLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

1.  Organization

Verecloud, Inc. (the “Company” or “Verecloud”) is headquartered in Englewood, Colorado and is a technology company that is developing Cloudwrangler™, a cloud service brokerage platform, which connects and integrates cloud service suppliers to small and medium size businesses (SMBs) through multiple distribution channels.

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

On January 25, 2010, the Company instituted a four-for-one forward split of its common stock and amended its Articles of Incorporation to change the name of the Company from Network Cadence, Inc. to Verecloud, Inc. All historical information with regard to shares outstanding has been retroactively adjusted to reflect the split.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Verecloud, Inc. and its wholly-owned subsidiary, Network Cadence. For the years ended June 30, 2011 and 2010, there were no equity investments in companies over which Verecloud has the ability to exercise significant influence, but does not hold a controlling interest. Verecloud has eliminated all significant intercompany accounts and transactions.

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

Concentration of Credit Risk

The Company primarily sells its services to customers in the communications industry in the United States on an uncollateralized, open credit basis. For the years ended June 30, 2011 and 2010, one customer accounted for 92% and 83% of the revenue, respectively.

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation ("FDIC") currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Accounts Receivable

Accounts receivable include uncollateralized customer obligations due under normal trade terms and do not bear interest. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowances are based on the Company’s regular assessment of the credit worthiness and financial condition of specific customers, as well as its historical experience with bad debts and customer deductions, receivables aging, current economic trends, geographic or country-specific risks and the financial condition of its distribution channels. At June 30, 2011, no allowance for doubtful accounts was necessary as the accounts receivable balance was received in full subsequent to June 30, 2011.

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

Fair Value Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Capitalized Software

The Company accounts for the costs of software within its products in accordance with Accounting Standards Codification ("ASC") Topic 985-20 "Costs of Software to be Sold, Leased or Marketed", under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design, as specified by ASC Topic 985-20. Upon the general release of the product to customers, development costs for that product will be amortized over periods not exceeding one year. The Company began capitalizing software costs in September 2010. Amortization expense was $236,608 in fiscal year 2011 and is included in cost of sales. Capitalized interest was $23,917 for the year ended June 30, 2011.  As of June 30, 2011, capitalized software consists of the following:

June 30, 2011
Capitalized software	$851,445
Loss accumulated amortization	(236,608)
Net capitalized software	$614,837

With regard to the recoverability of capitalized software and development costs, the Company regularly perform an assessment of its ability to recover the costs invested in these assets. The recoverability analysis considers projected future cash flows from the utilization of the underlying software in the respective components of the business. The Company's projections of future cash flows are affected by such factors as technological change, competitive offerings, marketplace expectations and project development. Changes in any of these factors may result in future write-downs of the carrying value of these or other assets.

Research and Development Costs

Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are expensed as they are incurred. For the years ended June 30, 2011 and 2010, the Company incurred research and development expenses of $454,824 and $897,668, respectively.

Advertising

Advertising and marketing costs are expensed when incurred.  For the years ended June 30, 2011 and 2010, the Company incurred marketing expenses of $738,878 and $682,264, respectively.

Segment Information

Certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Significant Customers

For the years ended June 30, 2011 and 2010, the Company had a substantial business relationship with one major customer, LightSquared.  LightSquared accounted for 92% and 83% of the Company’s total revenue for the years ended June 30, 2011 and 2010, respectively. The Company does not expect LightSquared to be a significant customer in fiscal year 2012.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360").  The Company’s primary long-lived assets are property and equipment. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. For property and equipment, the Company’s assets consist primarily of computers and office equipment. The Company has compared the net book value of these assets to market-based pricing for similar used equipment. As of June 30, 2011, the depreciated value of the assets materially reflects the estimated fair value of similar used equipment in the marketplace.

Stock Based Compensation Expense

Stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The Company estimates the fair value of stock options in accordance with ASC Topic 718 using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of the Company’s common stock, which is based on the Company’s peer group in the industry in which the Company does business; (ii) expected life of the option award, which is calculated using the "simplified" method provided in the Securities and Exchange Commission’s (the "SEC") Staff Accounting Bulletin No. 110 since the Company does not have sufficient historical option exercise experience with which to estimate expected term and takes into consideration the grant’s contractual life and vesting periods; (iii) expected dividend yield, which is assumed to be 0%, as the Company has not paid and does not anticipate paying dividends on its common stock; and (iv) the risk-free interest, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. In valuing share-based awards under ASC Topic 718, significant judgment is required in determining the expected volatility of the Company’s common stock.

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

Common equivalent shares are excluded in periods in which they are anti-dilutive. For the years ended June 30, 2011 and 2010, common equivalent shares totaling 19,185,622 and 3,919,151, respectively, were not included because their effect was anti-dilutive for the periods presented.

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

In April 2010, the FASB published ASU 2010-13 , Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company's adoption of ASU 2010-13 in the first quarter of fiscal year 2011 did not impact the Company's consolidated financial statements.

In May 2011, the FASB issued an accounting standard update to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. This accounting standard update is effective for the Company beginning in the third quarter of fiscal 2012. The Company does not expect it will have a material impact on its consolidated financial statements.

There were no other accounting standards and interpretations issued recently which are expected to have a material impact on the Company’s financial position, operations or cash flows.

4. Going Concern

The Company's financial statements have been prepared on the basis of accounting principles applicable to a going concern. However, at June 30, 2011, the Company had negative working capital and a stockholders' deficit and required additional funding to executive on its business plan. This raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement our business plan.  Based on the Company's current business plan and projections, it will need approximately $5 million to meet our cash requirements for the next twelve months.  This plan is the basis of discussion with potential investors and strategic partners.  Of this amount, approximately $1 million will be used for ongoing Cloudwrangler™ development and product enhancements, approximately $2 million for sales and marketing and approximately $2 million is needed for general working capital and administrative expenses. The Company is exploring funding options that include debt financing, equity investments and strategic alliances.  Its current lender, TMG Colorado, is providing interim funding through the existing loan agreement on a month to month basis, as amended (See Note 7 to the financial statements for additional information). TMG Colorado has funded operations through September 2011 and has indicated a willingness to fund operations in the short term. However, no assurances can made that TMG Colorado will continue to fund the company in the short term.  As of September 28, 2011, the Company has not secured any additional financing or commitments. Assurances cannot be given that adequate financing can be obtained to meet its capital needs. If the Company is unable to generate profits and are unable to obtain financing to meet its working capital requirements, it may have to curtail business sharply or cease operations altogether. Its continuation as a going concern is dependent upon the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis to retain its current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the Company will be adversely affected and may have to cease operations.   Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that the Company relinquish valuable rights.

5. Property and Equipment

Property and equipment are recorded at cost. Replacements and major improvements are capitalized while maintenance and repairs are charged to expense as incurred. Depreciation is provided using primarily straight line methods over the estimated useful lives of the related assets.

Property and equipment at June 30, 2011 and 2010 consisted of the following:

	June 30, 2011	June 30, 2010
Computer related	$89,307	$87,655
Equipment and machinery	40,372	36,255
Other property and equipment	36,330	36,330
Subtotal	166,009	160,240
Accumulated depreciation	(136,026)	(98,839)
Net property and equipment	$29,983	$61,401

6. Commitments and Contingencies

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

On June 10, 2010, the Company entered into a consulting agreement, as amended (the “Consulting Agreement”) with The Mesa Group, Inc., a Texas corporation ("TMG"), pursuant to which TMG agreed to render consulting services with respect to organizational and business matters to the Company.  The consulting agreement has a three year-term and provides that, commencing on September 30, 2011 and terminating on June 30, 2014, the Company shall pay TMG an aggregate amount of $744,000 in 12 quarterly payments of $62,000. As of June 30, 2011, the Company had accrued $208,320 associated with the consulting agreement.

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

Operating Leases

The Company has a lease commitment for its office facility. This lease has a monthly rental payment of $7,500 and expires in December 2011.

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

Effective March 1, 2011, Mr. McCawley (not subject to an employment agreement), Mr. Wood, Mr. Buckley, Mr. Cookson and Mr. Perkins agreed to a temporary 25% reduction in their base salary. This reduction remained in effective through June 30, 2011. These individuals waived their right to reimbursement of the reduction. In addition, the Employment Agreements provide that each of the executives is eligible to participate in the Company's benefit plans (including, as they become available, savings, profit-sharing, life, disability, health, accident and other programs), will accrue three weeks paid vacation per year and be entitled to paid holidays in accordance with the Company's vacation policy.

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

7. Borrowings

On June 10, 2010, the Company entered into a loan agreement (as amended by the Loan Amendment (as defined below), the "Loan Agreement") with TMG Colorado. Pursuant to the Loan Agreement, TMG Colorado agreed to provide the Company with a revolving line of credit in the principal amount of up to $1,564,000 (as renewed, extended and increased by the Amended Loan (as defined below), the "Loan") pursuant to a revolving credit note (the "Note").  On March 31, 2011 (the "Effective Date"), the Company entered into a first amendment to the Loan Agreement (the "Loan Amendment") with TMG Colorado.  Pursuant to the Loan Amendment, TMG Colorado agreed to provide the Company with a renewal and extension of its revolving line of credit in the principal amount of up to an aggregate of $2,564,000 (the "Amended Loan"), an increase of $1,000,000 over the original Loan.   Interest accrues on the outstanding principal amount of the Note at the rate of 10% per annum. In accordance with the Loan Amendment, the first of such interest payments shall be due and payable upon the earlier of: (i) thirty days following the date that the Company secures and closes upon long term financing in a principal amount not less than $3,000,000; or (ii) September 30, 2011.  As of September 28, 2011, the Company is in negotiations to extend this first interest payment to January 1, 2012.  Subsequent interest payments shall be due and payable thereafter on the last day of every calendar quarter (December 31, March 31, June 30 and September 30) during the term of the Loan Agreement. The Amended Loan matures on June 30, 2012 and may be prepaid at anytime without premium or penalty.  As a result, the outstanding balance at June 30, 2011 is classified as a current liability. Aside from the changes described above, the remaining provisions of the Loan Agreement remain in full force and effect. As of June 30, 2011, the Company had borrowed $2,414,000 under the Note.

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

8.  Related Parties

The Company has not adopted formal policies and procedures for the review, approval or ratification of related party transactions with its executive officers, directors and significant stockholders.  However, all material related party transactions for the periods covered by this report have been disclosed and such transactions have been approved by the board of directors.  Future transactions will, on a going-forward basis, be subject to the review, approval or ratification of the board of directors, or an appropriate committee thereof.  Related party transactions, in addition to those disclosed in other footnotes, are described below.

On June 10, 2010, the Company entered into the Consulting Agreement with TMG.  On March 31, 2011, the Company entered a first amendment to the Consulting Agreement with TMG (the “Amended Consulting Agreement”).  Under the Amended Consulting Agreement, the first payment of $62,000 is due and payable upon the earlier of: (i) thirty days following the date that the Company secures and closes upon long term financing in a principal amount not less than $3,000,000; or (ii) September 30, 2011. As of September 28, 2011, the Company is in negotiations to extend this first interest payment to January 1, 2012.  The Company will then make 11 quarterly payments of $62,000 on the last day of every calendar quarter (December 31, March 31, June 30 and September 30) through the term of the Amended Consulting Agreement which ends on June 30, 2014. The total aggregate payments under the Amended Consulting Agreement remain at $744,000.  As of June 30, 2011, the Company had accrued $208,320 associated with the consulting agreement. The Company currently has the Loan Agreement with TMG's affiliate, TMG Colorado, and another affiliate of TMG, TMG Holdings, LLC, is the Company's second largest stockholder.

9.  Capital Stock

As of June 30, 2011, there were 71,791,068 outstanding shares of common stock and no issued and outstanding shares of preferred stock.

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

During the year ended June 30, 2011, options to acquire shares of common stock totaling 1,504,165 were exercised by current and former employees.

On November 10, 2010, the Company entered into an agreement with ChangeWave, Inc. ("ChangeWave") in which ChangeWave will provide investor relations and shareholder marketing services for the Company. The term of agreement is November 1, 2010 to October 31, 2011. As compensation for these services, ChangeWave will receive 1,200,000 shares of restricted common stock over the term of the agreement. These shares are earned and payable quarterly beginning on November 1, 2010 with the final installment due on or after August 1, 2011. The contract may be terminated by the Company without cause with ten days notice to ChangeWave. In the event of termination, the Company is obligated for only those shares issued prior to the date of termination. During the period covered by this Annual Report on Form 10-K, the Company issued 600,000 shares of common stock to ChangeWave. On July 21, 2011, the Company issued the third installment of 300,000 shares of common stock to ChangeWave. On August 31, 2011, the Company issued the final installment of 300,000 shares of common stock to Changewave. As of September 28, 2011 and in connection with payment of the four installments, the Company's chief executive officer has surrendered 1,200,000 shares of common stock and the Company has re-issued 1,200,000 shares of common stock to ChangeWave. The Company has recorded stock for services of $139,064 in the year ended June 30, 2011 to reflect the earned portion of three of the four installments.

10. Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of June 30, 2011, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--

Equity compensation plans not approved by security holders	14,115,835	$0.05	380,000
Total	14,115,835	$0.05	380,000

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

As of June 30, 2011, 15,620,000 options to acquire shares of common stock and restricted shares have been issued under the Incentive Plan, leaving 380,000 shares of common stock remaining available for option and stock awards under the Incentive Plan.

The following table summarizes the activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of June 30, 2010	15,100,000	$.04
Granted	1,040,000	.16
Exercised	(1,504,165)	.04
Canceled	(520,000)	.05
Outstanding as of June 30, 2011	14,115,835	$.05
Vested as of June 30, 2011	7,915,001	$.06
Unvested as of June 30, 2011	6,200,834	$.03

Stock Based Compensation

The Company estimates the fair value of stock options in accordance with ASC Topic 718 using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of the Company’s common stock, which is based on the Company’s peer group in the industry in which the Company does business; (ii) expected life of the option award, which is calculated using the "simplified" method provided in the SEC’s Staff Accounting Bulletin No. 110 since the Company does not have sufficient historical option exercise experience with which to estimate expected term and takes into consideration the grant’s contractual life and vesting periods; (iii) expected dividend yield, which is assumed to be 0%, as the Company has not paid and does not anticipate paying dividends on its common stock; and (iv) the risk-free interest, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. In valuing share-based awards under ASC Topic 718, significant judgment is required in determining the expected volatility of the Company’s common stock. The following table presents the weighted average assumptions used to estimate the fair values of the stock options granted for the years ended June 30, 2011 and 2010:

	2011	2010
Expected volatility	88%	85%
Expected life (years)	5.02	5.39
Expected dividend yield	–	–
Risk free interest rate	1.83%	2.18%

The per share weighted average fair value of options granted was $.16 and $.04, respectively, for the years ended June 30, 2011 and 2010. As of June 30, 2011, there was $95,324 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average service period of 5.02 years. The Company utilizes historical volatility of other entities in a similar line of business for a period commensurate with the contractual term of the underlying financial statements. As of June 30, 2011, the Company had issued 15,620,000 options to purchase common stock. Of this amount 1,504,165 shares have been exercised. As of June 30, 2011, 7,915,001 of the Company’s unexercised stock options were vested. Related to the stock option plan and restricted stock issuances, the Company recognized stock-based compensation of $119,437 and $226,540, for the years ended June 30, 2011 and 2010. In addition, in the year ended June 30, 2011, the Company recognized stock-based compensation of $4,040,484 for issued warrants to purchase common stock of the Company.

The fair values of the common stock underlying stock options granted during year ended June 30, 2011 were estimated by the Company's management, which intended all options granted to be exercisable at a price per share not less than the per share fair market value of the Company’s common stock underlying those options on the date of grant. Given the absence of a meaningful public trading market until the third quarter of fiscal year 2011, the Company's management considered numerous objective and subjective factors to determine the best estimate of the fair market value of the common stock at each meeting at which stock option grants were approved. These factors included, but were not limited to, the following: (i) contemporaneous valuations of the common stock; (ii) the lack of marketability of the common stock; (iii) developments in the business; and (iv) revenue trading multiples of comparable companies in the Company's industry. If the Company had made different assumptions and estimates, the amount of recognized and to be recognized stock-based compensation expense could have been materially different. The Company believes that it has used reasonable methodologies, approaches and assumptions in determining the fair value of our common stock. In the third and fourth quarters of fiscal year 2011, the Company used the publicly traded market price on the date of grant as the fair market value of the Company’s common stock.

11. Stock Warrants

On June 11, 2010, the Company issued to Pat and Ann Burke (collectively, the "Burkes") a common stock purchase warrant pursuant to which the Burkes may purchase up to 1,250,000 shares of the Company's common stock at $.01 per share.  The warrant is exercisable for five years and may be exercised on a cashless basis. As of June 30, 2011, no shares under this Warrant have been exercised. The value of these warrants was estimated at $17,067 using the Black-Scholes option-pricing model. It was booked as an increase to additional paid in capital in fiscal year 2010 as consideration for settlement of the outstanding debt.

On August 12, 2010, upon approval by the Company board of directors, Phillip Tonge was elected as a director (the "Tonge Appointment").  In connection with the Tonge Appointment, the Company issued Mr. Tonge a warrant (the "Tonge Warrant") to purchase 200,000 shares of common stock at $0.02 per share.  The shares underlying the Tonge Warrant will vest equally over five consecutive quarters commencing on September 30, 2010 with full vesting occurring on December 31, 2011.  As of June 30, 2011, 160,000 shares had vested and the value of these vested shares was estimated at $1,614 using the Black-Scholes option-pricing model. It was recorded as an increase to additional paid in capital.

On August 24, 2010, upon approval by the Company board of directors, Dr. Hossein Eslambolchi was elected as a director (the "Eslambolchi Appointment").  In connection with the Eslambolchi Appointment, the Company issued to Dr. Eslambolchi a warrant (the "Eslambolchi Warrant") to purchase 600,000 shares of the Company's common stock, at $0.07 per share.  As consideration for Dr. Eslambolchi's prior advisory service to the Company over a two-year period commencing January 29, 2009, 450,000 of the shares underlying the Eslambolchi Warrant vested as of August 24, 2010.  As of June 30, 2011, 600,000 shares had vested and the value of these vested shares was estimated at $9,682 using the Black-Scholes option-pricing model. It was recorded as an increase to additional paid in capital.

On March 31, 2011 and in connection with the Consuting Agreement discussed in Note 6, the Company also entered into a warrant purchase agreement (the "Purchase Agreement") with TMG.  Pursuant to the Purchase Agreement, the Company issued TMG a common stock purchase warrant (the "Warrant"), pursuant to which TMG may purchase up to 10,000,000 shares of the Company's common stock for $.01 per share. The Warrant is exercisable for three years and may be exercised on a cashless basis.  The Purchase Agreement also provided for customary representations and warranties regarding the accredited investor status of TMG under Rule 501 of Regulation D, promulgated pursuant to the Securities Act of 1933, as amended. On the date of the grant, Verecloud’s common stock closed at $0.30 per share. Under generally accepted accounting principles, the trading price of the shares was used as the calculated fair market value on the date of issuance. Using the Black-Scholes model, the value of the warrant issued to TMG was calculated as $2,827,928. Since the First Amendment did not result in additional services being performed by TMG, this entire amount has been booked to expense and classified as stock based compensation in the year ended June 30, 2011.

On January 26, 2010, the board of directors adopted the Verecloud, Inc. Unit Bonus Plan (the "Unit Bonus Plan") and granted unit awards ("Unit Awards") to certain current key employees of the Company pursuant to the terms of the Unit Bonus Plan.  The Unit Bonus Plan provides that a participant’s Unit Award will vest and become payable only upon one of the following events: (i) a change in control of the Company ; (ii) a valuation of the Company equal to or greater than $30 million that is sustained for a period of 15 consecutive days (a "Market Valuation Event"); or (iii) the participant’s involuntary separation from service by the Company without cause or by reason of the participant’s death or disability. On September 16, 2010, the Company’s board of directors voted to eliminate a Market Evaluation Event as a trigger to pay a Unit Award. On June 29, 2011, the Board approved the termination of the Unit Bonus Plan effective June 30, 2011 and authorized the Company's officers to obtain written consent of the Unit Bonus Plan termination from each individual who participated in the Unit Bonus Plan. In connection with the termination of the Unit Bonus Plan, the Board granted each individual who participated in the Unit Bonus Plan a fully vested Common Stock Purchase Warrant (each, a "Common Stock Purchase Warrant") with an exercise price of $0.20, which was the closing price of the Company's common stock on June 30, 2011, the date of grant.  Using the Black-Scholes model, the value of the warrants issued to participants below was calculated as $1,201,260. Each Common Stock Purchase Warrant has a 10 year term and provides for a cashless exercise. The Common Stock Purchase Warrants entitle the holder thereof to purchase the following number of shares of the Company's common stock for a period of 10 years following the date of grant:

Participant	Common Stock Purchase Warrants
Mark Faris, Chairman of the Board	3,480,000
Mike Cookson, Chief Operating Officer	1,740,000
William Perkins, Chief Technology Officer	1,740,000
David Loomis, Vice President, Technical Solutions	1,395,000
Total	8.355,000

The following summarize the activity for stock warrants of the Company in the year ended June 30, 2011:

	Number of Warrants	Weighted- Average Exercise Price
Outstanding as of June 30, 2010	1,250,000	$.01
Granted	19,155,000	.25
Exercised	-	-
Canceled	-	-
Outstanding as of June 30, 2011	20,405,000	$.23
Vested as of June 30, 2011	20,365,000	.23

12. Income Taxes

The income tax provision for the years ended June 30, 2011 and 2010:

	Year Ended
	June 30,	June 30,
	2011	2010

Current income tax expense (benefit)
U.S. Federal	$(802,541)	$(264,575)
State and local	(106,219)	(35,017)
Total current expense (benefit)	(908,759)	(299,592)
Tax intangible	(28,707)	(448,099)
Change in tax status	-	(283,097)
Deferred tax asset allowance	937,467	450,884
Other	13,140	-
Total income tax expense (benefit)	$13,140	$(579,905)

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

With the transition to a "C" corporation on August 31, 2009, the Company assumed a tax liability of $579,905 related to the conversion from a cash basis tax entity to an accrual based taxpayer. This liability was fully offset by the operating losses generated from September 1, 2009 to June 30, 2010.  In addition and in connection with the Interests Purchase Agreement and the Note Purchase Agreement, described in Notes 6 and 7, respectively, the Company had a deferred intangible tax asset of $450,885 at June 30, 2010. A summary of the activity related to the tax liability and deferred tax asset is shown below:

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

At June 30, 2010, due to the uncertainty over whether the deferred tax asset will be realized, the Company recorded a valuation allowance for the entire deferred tax asset balance of $450,884.

The Company had a net operating loss carryforward of $2,360,414 and $0 at June 30, 2011 and 2010, respectively. Net operating loss carryforwards, if not used, will expire in 2030 and 2031. The tax intangible is being amortized over 15 years and may be further limited by other provisions of the tax laws.

The combined total of the unamortized deferred tax asset from June 30, 2010 plus the current year tax benefit of $937,467 results in a deferred tax asset balance of $1,388,351 at June 30, 2011. Due to the uncertainty over whether the deferred tax asset will be realized, the Company has recorded a valuation allowance for the entire deferred tax asset balance of $1,388,351.

A reconciliation of income tax computed at the United States federal statutory rate of 34% to reported income tax expense for the years ended June 30, 2011 and 2010 follows:

	Year Ended
	June 30,	June 30,
	2011	2010
Statutory U.S. federal tax rate	34.0%	34.0%

Change in tax rate resulting from
LLC results not subject to federal or state income taxes	-	28.9%
Tax intangible	0.5%	48.4%
State and local taxes	4.7%	4.5%
Stock-based compensation	-27.5%	-10.6%
Capitalized software costs	3.9%	-
Deferred income tax valuation allowance	-15.4%	-46.0%

Effective Tax Rate	0.2%	59.2%

13. Subsequent Events

In connection with the Loan Amendment described in Note 7 and subsequent to June 30, 2011, the Company borrowed an additional $910,000 from TMG Colorado. As of September 28, 2011, the amount owed under the Note was $3,324,000.  The Company is currently in negotiations with TMG Colorado to expand the revovling line of credit to cover the additional borrowings of $760,000 as of September 28, 2011 plus additional amounts to be determined.

On September 2, 2011, James R. Buckley provided notice of his intent to resign as the Chief Financial Officer of Verecloud. The effective date of his resignation as Chief Financial Officer was September 2, 2011. Mr. Buckley will continue as an employee of the Company through September 30, 2011. William E. Wood, III, President of the Company, will serve as interim Chief Financial Officer until the Company fills the position.

On September 9, 2011, the Company terminated the employment of its Chief Operating Officer, Michael P. Cookson, without cause.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Our management, with the participation of our chief executive and chief financial officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of our chief executive and chief financial officer, concluded that, as of June 30, 2011, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

(b)  Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2011, there were no changes in Verecloud’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, Verecloud’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Name	Age	Position

John F. McCawley	45	Chief Executive Officer and Director
William E. Wood, III	45	President
James R. Buckley	50	Chief Financial Officer
Michael P. Cookson	49	Chief Operating Officer
William M. Perkins	44	Chief Technology Officer
Mark Faris	57	Chairman of the Board and Director
Phillip Tonge	57	Director
Hossein Eslambolchi	54	Director

John F. McCawley, Chief Executive Officer. John McCawley has been Chief Executive Officer and Director of Verecloud since August 31, 2009. He co-founded Verecloud in March 2006 and has more than 12 years of experience as software developer, designer and architect for projects in the areas of finance and telecommunications. Prior to joining Verecloud, Mr. McCawley founded GatheringPoint Networks LLC, a national VoIP reseller. Mr. McCawley acted as President and Managing Member of GatheringPoint Networks, LLC from its founding in 2004 to January 2006. Mr. McCawley was also Founder and Senior Partner for Parocon Consulting Group, where he successfully developed a national IT consulting firm whose clients includes Fortune 500 clients such as SprintPCS, Echostar, Qwest and Level(3). Mr. McCawley received his MS in Information Systems from the University of Colorado at Denver and holds a BS in Finance and Economics from the University of Wyoming.

William E. Wood, III, President. William ("Billy") E. Wood, III was named President of the Company in June 2010.  Prior to his appointment as President and for the previous seven months, Mr. Wood acted as a consultant to the Company.  Mr. Wood has extensive experience in the software services industry.  From November 2006 to November 2009, Mr. Wood worked as a consultant advising numerous early stage companies regarding strategy, sales, marketing, technology, and capital raising, including, the following real estate companies: Plus One Communities; Tuscan Sun Communities; and Sommet Partners, and the following software companies: AeX; and Builderadius.  From June 2005 to October 2006, Mr. Wood served as President of Newdea, an enterprise resource planning software company with offices in Denver and Boulder, Colorado.  During his tenure at Newdea, Mr. Wood managed all operations, working capital and constituent relationships.  In addition, he coordinated all technology, marketing, sales, operations and support protocols for Newdea.  From March 2000 to May 2005, Mr. Wood served as President of TRE Financial Services, Inc., a federal and state tax software and financial services company ("TRE").  At TRE, Mr. Wood managed all operations and successfully raised the necessary capital to purchase TRE's sole source technology provider, integrate the two operations and roll-out new product initiatives.  In addition to the above, Mr. Wood also sits on the board of directors of American Medical ID.  Mr. Wood earned a Bachelor of Arts in Economics from the University of Texas at Austin.

James R. Buckley, Chief Financial Officer. Jim Buckley has been our Chief Financial Officer since August 2009. He has over 25 years of diverse financial experience in corporate and operational finance, business development and strategy. His industry focus has been in cable and telecommunications.  From October 2008 to July 2009, Mr. Buckley provided part time financial and strategic support to the Company in addition to his role as Principal at Elevation Strategies, LLC, a provider of contract finance and CFO services.  From January 2008 to October 2008, Mr. Buckley served as Vice President – Strategy for Qwest Communications with a focus on long range planning and strategic initiatives within the Company.  From August 2006 to December 2007, Mr. Buckley provided contract finance and CFO services for major cable and telecom providers in the US.  From February 2003 to July 2006, Mr. Buckley served as Vice President-Finance at Adelphia Communications. He has worked for Fortune 100 companies (MediaOne and U S WEST) as well as startup ventures in technology and media. Mr. Buckley is also a CPA and began his career at Coopers & Lybrand. Mr. Buckley received his MS in Management from Purdue University and his BS in Accounting from the University of Colorado at Boulder. On June 22, 2010, Mr. Buckley became a full-time employee of Verecloud.  On September 2, 2011, Mr. Buckley provided notice of his intent to resign as the Chief Financial Officer of Verecloud, Inc (the "Company"). The effective date of his resignation as Chief Financial Officer was September 2, 2011. Mr. Buckley will continue as an employee of the Company through September 30, 2011. William E. Wood, III, President of the Company, will serve as interim Chief Financial Officer until the Company fills the position.

Michael P. Cookson, Chief Operating Officer. Mike Cookson joined Verecloud in August 2007. Mr. Cookson has more than 25 years of operational experience in Fortune 10, mid-size, and start-up technology organizations. From February 2004 through August 2007, Mr. Cookson held a variety of director-level positions at Ariba (ARBA), the leading provider of Spend Management Solutions, including responsibilities in Global Processes and Planning and in leading the program to transform operational processes from a CD-based solution to a new Software-as-a-Service offering. Prior to that Mr. Cookson was director of IT and Strategic Alliances at Alliente, a divesture of Hewlett Packard and Agilent Technologies. Mr. Cookson’s operational responsibilities also include over 16 years of experience at Hewlett Packard (HP) and Agilent Technologies (A) in a variety of managerial roles including Section Manager of Indirect Procurement Systems and Processes, Global Manager for SAP Infrastructure, and Americas SAP Finance Program Manager. Mr. Cookson received his BS in Business with a concentration in Information Systems from Colorado State University in 1984. On September 9, 2011, the Company terminated the employment Mr. Cookson, without cause.

William M. Perkins, Chief Technology Officer. Bill Perkins joined Verecloud in May 2007. From May 2006 to May 2007, he worked as a consultant to Verecloud.  Prior to his service at Verecloud, from December 2004 through August 2006, Mr. Perkins was president of HomeFlyers Inc., a technology driven advertising company where his roles ranged from software development to business expansion. Mr. Perkins received his MS in Computer Science from the University of Tennessee and holds a BS in Computer Science with a minor in Economics from the Central Connecticut State University.

Mark Faris, Chairman of the Board and Director. Mark Faris joined Verecloud in February 2009. Prior to joining Verecloud, from January 2007 to March 2009, Mr. Faris was a Partner at Invisible Towers, a US wireless tower provider. Prior to his work with Invisible Towers, from September 2005 to January 2007, Mr. Faris served as the Chief Operating Officer for Mobile Satellite Ventures, a hybrid satellite and terrestrial communications provider. Prior to his time at Mobile Satellite Ventures, from April 2001 to September 2005, Mr. Faris served as a Senior Vice President of Network Services for XO Communications, a leading provider of voice, data, VoIP management services. Mr. Faris is a veteran of the telecommunications industry who has worked for both large corporate entities and small entrepreneurial ventures over a 30 year period. Mr. Faris spent 24 years with Southwestern Bell Telephone Company (now AT&T Corporation) in a wide variety of assignments including time as Vice President-Engineering/Operations. He has also served as President and Chief Operating Officer of BlueStar Communications, Chief Operating Officer for Gemini Networks. Mr. Faris received his BBA in Business from Texas Tech and is a graduate of the Yale University Executive Management Program.

Phillip Tonge, Director. Phillip Tonge was appointed to the board of directors as a director on August 12, 2010.  From November 2007 to December 2009, Mr. Tonge served as President of the North American residential and small commercial businesses of Direct Energy. Prior to that, from July 2004 to November 2007, Mr. Tonge was Direct Energy’s President of US operations and President of Texas operations.  While at Direct Energy, Mr. Tonge was part of the company’s executive and risk management committees.  He was also head of the company’s North American diversity efforts.  Prior to joining Direct Energy, Mr. Tonge was employed with AT&T for over 20 years in two different stints, from 1978 to 1987 and from 1993 to 2003, where he held the positions of Vice President of Consumer Services and President of AT&T Residential Local Services.  Mr. Tonge received a bachelor in arts from the University of Delaware.

Dr. Hossein Eslambolchi, Director. Dr. Hossein Eslambolchi was appointed to the board of directors as a director on August 24, 2010.  Since 2005, Dr. Eslambolchi has been chairman of 2020 Venture Partners, which provides technology and operations consulting to private equity and venture capital firms in the area of telecommunications IP software and infrastructure. From 1986 to 2005, Dr. Eslambolchi held several executive positions with AT&T including, chief technology officer, president of the AT&T Global Networking Technology Services, president and chief executive officer of AT&T Labs, and chief information officer. Dr. Eslambolchi holds a Bachelor of Science degree in Electrical Engineering, a Masters of Science degree in Electrical Engineering and a Ph.D. in Electrical Engineering, all from the University of California - San Diego.

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

Code of Ethics

The Company does not currently have a Code of Ethics.  The Company's business operations are not complex and the Company has a very limited stockholder base.  The Company seeks advice and counsel from outside experts such as our lawyers on matters relating to corporate governance.  The Company recognizes that adopting a Code of Ethics would be a valuable addition to its corporate structure and plans to do so in fiscal year 2012.

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

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Information

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 2011 and 2010 by the Company’s Principal Executive Officer, Principal Financial Officer, and the Company’s three other most highly compensated executive officers whose total compensation for the fiscal years ended June 30, 2011 and 2010 was in excess of $100,000, and who were serving as executive officers at the end of that fiscal year. No other executive officers who would have otherwise been includable in such table on the basis of total compensation for the 2011 or 2010 fiscal years have been included by reason of their termination of employment or change in executive officer status during that year. The listed individuals shall be hereinafter referred to as the "named executive officers."

	Year	Salary		Bonus	Stock Awards		Option Awards	Nonequity Incentive Comp Plans	All Other Comp		Total

John F. McCawley, Chief Executive Officer	2011	$220,000		$-	$-		$-	$-	$-		$220,000
	2010	$247,334		$-	$-		$-	$-	$-		$247,334

William E. Wood, III, President	2011	$206,250		$-	$-		$-	$-	$-		$206,250
	2010	$9,375		$-	$-		$77,670	$-	$122,375	(1)	$209,420

William M. Perkins, Chief Technology Officer	2011	$165,000		$-	$-		$239,839	$-	$-		$404,839
	2010	$166,685		$-	$-		$73,474	$-	$-		$249,159

Michael P. Cookson, Chief Operating Officer	2011	$165,000		$-	$-		$239,839	$-	$-		$404,839
	2010	$169,945		$-	$-		$51,877	$-	$-		$221,822

James R. Buckley, Chief Financial Officer	2011	$165,000		$-	$-		$-	$-	$-		$165,000
	2010	$7,500	(2)	$-	$28,000	(3)	$25,890	$-	$174,013	(2)	$235,403

(1)
William E. Wood, III served as a consultant from December 2009 to June 22, 2010 and received payments totaling $122,375 for the fiscal year ended June 30, 2010 which are included in the Other Compensation column. Effective June 22, 2010, Mr. Wood became the full-time President of the Company with a base salary of $225,000 per year.

(2)
James R. Buckley served as a consultant from November 2008 to June 22, 2010 and received payments totaling $174,013 for the fiscal year ended June 30, 2010 which are included in the Other Compensation column. Effective June 22, 2010, Mr. Buckley became the full-time Chief Financial Officer of the Company with a base salary of $180,000 per year.

(3)	On February 24, 2010, the Company granted Mr. Buckley 400,000 shares of Common Stock for his consulting services as Chief Financial Officer of the Company.

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

Base Salary

Our named executive officers receive base salaries commensurate with their roles and responsibilities.  On June 22, 2010, we executed employment agreements with William E. Wood, III, Michael P. Cookson, James R. Buckley and William Perkins as described below.  Base salaries and subsequent adjustments, if any, are reviewed and approved by our board of directors annually, based on independent evaluations of each executive’s performance for the prior year, expertise and position, and objective sources such as PayScale.com.  The base salaries and other compensation paid to our named executive officers in the fiscal years ended June 30, 2011 and 2010 are reflected in the Summary Compensation Table above.

Stock-Based Awards

Our named executive officers are eligible to receive options to purchase common stock pursuant to the Company's 2009 Equity Incentive Plan (the "Incentive Plan"), which our board of directors approved on October 27, 2009.  These option grants are based upon numerous factors including a combination of performance and relative value of different job types.  In addition, the board of directors believes that stock-based awards, based upon individual performance, will maximize stockholder value through incentivizing the Company’s named executive officers and retaining them through multi-year vesting periods.  As of June 30, 2011, there have been 10,520,000 options to purchase the Company’s common stock issued to our named executive officers under the Incentive Plan, of which 4,351,667 are vested and unexercised.

Unit Bonus Plan and Issuance of Common Stock Purchase Warrants

On January 26, 2010, the board of directors adopted the Verecloud, Inc. Unit Bonus Plan (the "Unit Bonus Plan") and granted unit awards ("Unit Awards") to certain current key employees of the Company pursuant to the terms of the Unit Bonus Plan.  The Unit Bonus Plan provides that a participant’s Unit Award will vest and become payable only upon one of the following events: (i) a change in control of the Company; (ii) a valuation of the Company equal to or greater than $30 million that is sustained for a period of 15 consecutive days (a "Market Valuation Event"); or (iii) the participant’s involuntary separation from service by the Company without cause or by reason of the participant’s death or disability. On September 16, 2010, the Company’s board of directors voted to eliminate a Market Evaluation Event as a trigger to pay a Unit Award. On June 29, 2011, the Board approved the termination of the Unit Bonus Plan effective June 30, 2011 and authorized the Company's officers to obtain written consent of the Unit Bonus Plan termination from each individual who participated in the Unit Bonus Plan.

In connection with the termination of the Unit Bonus Plan, the Board granted each individual who participated in the Unit Bonus Plan a fully vested Common Stock Purchase Warrant (each, a "Common Stock Purchase Warrant") with an exercise price of $0.20, which was the closing price of the Company's common stock on June 30, 2011, the date of grant.  Each Common Stock Purchase Warrant has a 10 year term and provides for a cashless exercise. The Common Stock Purchase Warrants entitle the holder thereof to purchase the following number of shares of the Company's common stock for a period of 10 years following the date of grant:

Participant	Common Stock Purchase Warrants
Mark Faris, Chairman of the Board	3,480,000
Mike Cookson, Chief Operating Officer	1,740,000
William Perkins, Chief Technology Officer	1,740,000
David Loomis, Vice President, Technical Solutions	1,395,000
Total	8,355,000

Retention Bonus Agreements

On January 26, 2010, the board of directors also approved the Company entering into Retention Bonus Agreements (each, a "Retention Agreement") with four employees, including Lynn Schlemeyer, Mark Faris, Michael P. Cookson and William Perkins.  From November 1, 2009 thru June 15, 2010, the annual salary of each of these four employees was reduced by 25 percent.  Each Retention Agreement provides that, subject to the employee’s continuous service with the Company from the effective date of the Retention Agreement through the date of the Triggering Event (as defined below), the employee may receive a bonus, in the form of either cash or stock, in an amount equal to the salary such employee has foregone since November 1, 2009.  The "Triggering Event" is the board of director’s declaration to pay a bonus based on one of the following events:  (i) a Change of Control, as such term is defined in the Incentive Plan; (ii) removal of the "going concern" status of the Company rendered by an external audit and as reported in the Company’s public filings; (iii) the receipt of intermediate-term financing, which is determined by the board of directors to merit the approval of the bonus; or (iv) the entry into a material definitive agreement, which is determined by the board of directors to merit the approval of the bonus.  On June 22, 2010 and in connection with the Loan Agreement, the board of directors deemed the loan to the Company as the "receipt of intermediate-term financing" and authorized the payment of a bonus under each Retention Agreement. As a result, at June 30, 2010, the Company accrued $107,042 related to the amounts owed the four employees noted above, which have been included in the Summary Compensation Table, where applicable. Of this amount, $40,000 was paid in cash on June 30, 2010 and the remainder was paid subsequent to June 30, 2010.

Incentive Compensation Plan

On June 22, 2010, the Company's board of directors approved the Verecloud, Inc. 2010 Incentive Compensation Plan (the "Incentive Compensation Plan").  The purpose of the Incentive Compensation Plan is to motivate the Company's employees to achieve performance-based financial results by rewarding employees for their contributions to the Company's performance.  The Incentive Compensation Plan was only in effect for the Company's 2011 fiscal year (July 1, 2010 through June 30, 2011).  All individuals employed by the Company in a full-time capacity before July 1, 2010 are eligible to participate in the Incentive Compensation Plan. The Incentive Compensation Plan has two components:  first, there is a corporate performance factor, which is measured by the Company’s EBITDA; and second, there is an individual performance factor, which is based on each employee's individual performance review. The corporate performance factor is weighted at 75 percent and the individual performance factor is weighted at 25 percent. Percentage achievement of these weighted factors is multiplied by each participant’s target incentive to determine the amount payable under the Incentive Compensation Plan to that participant. Amounts payable under the Incentive Plan are calculated semi-annually and are targeted to be paid on or about January 15, 2011 and August 15, 2011. Each participant’s semi-annual payment under the Incentive Compensation Plan is subject to his continuous employment through the date his lump sum payment is distributed by the Company.   As of September 28, 2011, there have been no issuances or payments made under the Incentive Compensation Plan.

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

Employment Agreements

On June 22, 2010, we entered into employment agreements (the "Employment Agreements") with the following executives:  (i) our President, William E. Wood, III; (ii) our Chief Financial Officer, James R. Buckley; (iii) our Chief Operating Officer, Michael P. Cookson; and (iv) our Chief Technology Officer, William Perkins.

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

Effective March 1, 2011, Mr. McCawley (not subject to an employment agreement), Mr. Wood, Mr. Buckley, Mr. Cookson and Mr. Perkins agreed to a temporary 25% reduction in their base salary. This reduction remained in effective through June 30, 2011. These individuals waived their right to reimbursement of the reduction. In addition, the Employment Agreements provide that each of the executives is eligible to participate in the Company's benefit plans (including, as they become available, savings, profit-sharing, life, disability, health, accident and other programs), will accrue three weeks paid vacation per year and be entitled to paid holidays in accordance with the Company's vacation policy.

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

  Outstanding Equity Awards at Fiscal Year-End (June 30, 2011)

Option and Warrant Awards (1)(2)						Stock Awards
Name	Number of securities underlying unexercised options and warrants exercisable	Number of securities underlying unexercised options and warrants unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options and warrant	Option and warrant exercise price	Option and warrant expiration date	Number of shares of units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
John F. McCawley, Chief Executive Officer

William E. Wood, III, President	1,850,000	3,800,000		$0.02	6/21/2020

William M. Perkins, Chief Technology Officer	1,125,000			$0.07	11/24/2019
	58,334	233,333		$0.02	6/21/2020
	1,740,000			$0.20	6/30/2021

Michael P. Cookson, Chief Operating Officer	885,000			$0.07	11/24/2019
	116,667	333,333		$0.02	6/21/2020
	1,740,000			$0.20	6/30/2021

James R Buckley, Chief Financial Officer	316,666	1,266,667		$0.02	6/21/2020

Mark Faris, Chairman of the Board	1,183,333	236,667		$0.07	11/24/2019
	3,480,000			$0.20	6/30/2021

Hossein Eslambolchi, Director	600,000			$0.07	8/24/2020

Phillip Tonge, Director	160,000	40,000		$0.02	8/24/2020

1. Options have a ten year term and vest 1/12 on the last day of the calendar quarter.

2. The unvested portion of each outstanding stock option and restricted stock unit awards may, at the Board’s discretion, fully vest on an accelerated basis upon certain changes in control or ownership of the Company.

Director Compensation

In connection with his role as Chairman of the Board, Mark Faris receives a monthly retainer of $5,000. In addition, he holds 1,420,000 fully vested options to purchase common stock at an exercise price of $0.07 per share that expires in 2019. As disclosed in Note 11 to the Financial Statements, Mr. Faris also holds a fully vested Common Stock Purchase Warrant (each, a "Common Stock Purchase Warrant") with an exercise price of $0.20 per share, which was the closing price of the Company's common stock on June 30, 2011, the date of grant.  Each Common Stock Purchase Warrant has a 10 year term and provides for a cashless exercise. The Common Stock Purchase Warrant entitles Mr. Faris to purchase the 3,480,000 shares of the Company's common stock for a period of 10 years following the date of grant. Mr. Faris also receives full expense reimbursement for in-person meetings of the board of directors, plus any pre-approved out-of-pocket expenses for any Company business expenses incurred, and is covered by the Company's director and officer insurance policy.

In connection with Phil Tonge's appointment as a Director, on August 12, 2010, the Company entered into the Tonge Agreement with Mr. Tonge.  Pursuant to the Tonge Agreement, Mr. Tonge currently serves as a Director of the Company through the date of the next annual meeting of the Company's stockholders, which is anticipated to be in Fall 2011.  During his term as a Director, Mr. Tonge will receive a quarterly retainer of $2,500.   Furthermore, the Company issued the Tonge Warrant. to purchase 200,000 shares of the Company’s common stock at $0.01 per share.  The shares underlying the Tonge Warrant will vest equally over five consecutive quarters commencing on September 30, 2010 with full vesting occurring on December 31, 2011.  As of June 30, 2011, 160,000 shares had vested and the value of these vested shares was estimated at $1,614 using the Black-Scholes option-pricing model. It was recorded as an increase to additional paid in capital. In addition, for each subsequent one-year term of service approved on or after the annual stockholders' meeting in Fall of 2011, Mr. Tonge will receive a warrant or similar mechanism (e.g. non-qualified stock option) to purchase 100,000 shares of Common Stock pursuant to the terms and conditions of an applicable award agreement and other governing documents.  Finally, pursuant to the Tonge Agreement, Mr. Tonge receives full expense reimbursement for in-person meetings of the board of directors, plus any pre-approved out-of-pocket expenses for any Company business expenses incurred and is covered by the Company's director and officer insurance policy.

In connection with Dr. Hossein Eslambolchi’s appointment as a Director, on August 24, 2010, the Company entered into the Eslambolchi Agreement.  Pursuant to the Eslambolchi Agreement, Dr. Eslambolchi currently serves as a Director of the Company through the date of the next annual meeting of the Company's stockholders, which is anticipated to be in Fall 2011.  During his term as a Director, Dr. Eslambolchi will receive a monthly retainer of $5,000.  Furthermore, the Company issued to Dr. Eslambolchi a warrant (the “Eslambolchi Warrant”) to purchase 600,000 shares of the Company's common stock, par value $0.001 at $0.07 per share.  As consideration for Dr. Eslambolchi's prior advisory service to the Company over a two-year period commencing January 29, 2009, 450,000 of the shares underlying the Eslambolchi Warrant vested as of August 24, 2010.  As of June 30, 2011, 600,000 shares had vested and the value of these vested shares was estimated at $9,682 using the Black-Scholes option-pricing model. It was recorded as an increase to additional paid in capital. In addition, for each subsequent one-year term of service approved on or after the annual stockholders' meeting in Fall of 2011, Dr. Eslambolchi will receive a warrant or similar mechanism (e.g. non-qualified stock option) to purchase 100,000 shares of Common Stock, pursuant to the terms and conditions of an applicable award agreement and other governing documents.  Finally, pursuant to the Eslambolchi Agreement, Dr. Eslambolchi receives full expense reimbursement for in-person meetings of the Board, plus any pre-approved out of pocket expenses for any Company business expenses incurred, and is covered by the Company's director and officer insurance policy.

Outstanding Equity Awards at September 28, 2011

As of September 28, 2011, there have been 14,000,000 options and warrants to purchase the Company’s common stock issued to our named executive officers, of which 7,831,667 have vested.

Compensation Committee Interlocks and Insider Participation

During the years ended June 30, 2011 and 2010, the Company did not have a Compensation Committee.

During the years ended June 30, 2011 and 2010:

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
Phillip Tonge
Hossein Eslambolchi

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our common stock based on 100,986,069 (1) issued and outstanding shares of common stock as of September 28, 2011 by:

▪	each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;

•	each executive officer;

•	each director; and

•	all of the executive officers and directors as a group.

(1) This number of shares of common stock does not reflect shares of common stock authorized and reserved for future issuance under the Incentive Plan or the amount of presently outstanding, unvested warrants or unvested options to acquire common stock or restricted shares issued under such equity incentive plan.  However, this amount assumes the exercise of all vested warrants and options outstanding under the Incentive Plan within 60 days of the date of this Annual Report on Form 10-K.

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

Name and Address of Beneficial Owner	Beneficially Owned		Percent of Class Beneficially Owned
Directors and Executive Officers

John F. McCawley, Chief Executive Officer and Director	41,120,000		40.7%

William E Wood, President	2,375,000	(1)	2.3%

William M. Perkins, Chief Technology Officer	3,035,833	(2)	3.0%

Michael P. Cookson, Former Chief Operating Officer	2,868,333	(2)	2.8%

James R. Buckley, Chief Financial Officer	1,191,667	(1)	1.2%

Mark Faris, Chairman of the Board	4,781,667	(2)	4.7%

Dr. Hossein Eslambolchi, Director	600,000		*

Phillip Tonge, Director	160,000		*

Officers and Directors as a Group	56,132,500		55.6%
(total of 8 persons)

5% Stockholders

TMG Holdings, LLC (2) c/o The Mesa Group, Inc. 7598 North Mesa Street El Paso, TX 79912	31,800,000	(3)	31.5%

* Less than 1%
(1) Represents vested options to purchase common stock of the Company pursuant to the Incentive Plan.
(2) Represents vested options to purchase common stock of the Company pursuant to the Incentive Plan plus vested Common Stock Purchase Warrants issued in connection with the termination of the Unit Bonus Plan described above.
(3) TMG Holdings, LLC, a Texas limited liability company, is beneficially owned 50% by Scott Schwartz and 50% by Douglas Schwartz. Each of Scott Schwartz and Douglas Schwartz control 50% of the voting power and 50% of the investment power of TMG Holdings, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of September 28, 2011, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--

Equity compensation plans not approved by security holders	13,832,501	$0.05	555,000
Total	13,832,501	$0.05	555,000

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

On June 10, 2010, the Company entered into the Consulting Agreement with TMG TMG provides consulting services in the areas of identifying potential strategic partnerships and potential investment sources.  On March 31, 2011, the Company entered a first amendment to the Consulting Agreement with TMG (the “Amended Consulting Agreement”).  Under the Amended Consulting Agreement, the first payment of $62,000 is due and payable upon the earlier of: (i) thirty days following the date that the Company secures and closes upon long term financing in a principal amount not less than $3,000,000; or (ii) September 30, 2011.  As of September 28, 2011, the Company is in negotiations with TMG to extend the due date of this first payment to January 1, 2012.  The Company will then make 11 quarterly payments of $62,000 on the last day of every calendar quarter (December 31, March 31, June 30 and September 30) through the term of the Amended Consulting Agreement which ends on June 30, 2014. The total aggregate payments under the Amended Consulting Agreement remain at $744,000.  As of June 30, 2011, the Company had accrued $208,320 associated with the consulting agreement. The Company currently has the Loan Agreement with TMG's affiliate, TMG Colorado, and another affiliate of TMG, TMG Holdings, LLC, is the Company's second largest stockholder.

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

Our board of directors met five times during the fiscal year ended June 30, 2011.   We do not have standing audit, compensation or nominating committees or committees serving similar functions.  Given our size, it is not feasible to have such committees; however, if and when our board of directors does increase and such increase results in us having sufficient independent directors to have standing committees, we intend to implement such committees at that time.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors has appointed Schumacher & Associates, Inc. as our independent accountants to perform the audit for the years ended June 30, 2011 and 2010. The board reviews and approves audit and permissible non-audit services as well as the fees charged for such services. In its review of non-audit service fees, the board of directors will consider whether the provision of such services is compatible with maintaining Schumacher & Associates’ independence.

The following table sets forth fees billed by our principal accounting firm of Schumacher & Associates, Inc. for the years ended June 30, 2011 and 2010:

	Year Ended June 30,
	2011	2010
Audit Fees	$36,400	$49,800
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$36,400	$49,800

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

See Index to Financial Statements and Supplemental Data at page F-1.

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

10.4	Network Cadence, Inc. 2009 Equity Incentive Plan, dated as of October 31, 2009 (filed as Exhibit 10.1 to the Company’s Form 8-K on November 2, 2009, and incorporated by reference herein).*

10.5	Verecloud, Inc. Bonus Unit Plan, dated as of January 26, 2010 (filed as Exhibit 10.2 to the Company’s Form 8-K on January 29, 2010, and incorporated by reference herein).*

10.6
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

10.12	Revolving Credit Note dated as of June 10, 2010 (filed as Exhibit 10.2 to the Company's Form 8-K on June 16, 2010, and incorporated by reference herein).

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

10.17	Common Stock Purchase Warrant by Verecloud, Inc., dated as of June 11, 2010 (filed as Exhibit 10.7 to the Company's Form 8-K on June 16, 2010, and incorporated by reference herein).

10.18
Employment Agreement by and between Verecloud, Inc. and William E. Wood, III, dated as of June 22, 2010 (filed as Exhibit 10.1 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.19
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

10.30	Indemnity Agreement by and between Verecloud, Inc. and John F. McCawley, dated June 22, 2010 (filed as Exhibit 10.13 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

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

10.35	Indemnity Agreement by and between Verecloud, Inc. and Mark Faris, dated June 22, 2010 (filed as Exhibit 10.18 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.36	Verecloud, Inc. 2010 Incentive Compensation Plan, dated June 22, 2010 (filed as Exhibit 10.19 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.37
First Amendment to the Verecloud, Inc. 2009 Equity Incentive Plan, dated as of June 22, 2010 (filed with the Company's Definitive Information Statement on Form 14C on July 30, 2010, and incorporated by reference herein).*

10.38
Letter Agreement by and between Verecloud, Inc. and Phillip Tonge, dated as of August 12, 2010 (filed as Exhibit 10.1 to the Company's Form 8-K on August 18, 2010, and incorporated by reference herein).

10.39	Common Stock Purchase Warrant by Verecloud, Inc., dated August 12, 2010 (filed as Exhibit 10.2 to the Company's Form 8-K on August 18, 2010, and incorporated by reference herein).

10.40
Letter Agreement by and between Verecloud, Inc. and Dr. Hossein Eslambolchi, dated as of August 24, 2010 (filed as Exhibit 10.1 to the Company's Form 8-K on August 27, 2010, and incorporated by reference herein).

10.41	Common Stock Purchase Warrant by Verecloud, Inc., dated August 24, 2010 (filed as Exhibit 10.2 to the Company's Form 8-K on August 27, 2010, and incorporated by reference herein).

10.42
First Amendment to Loan Agreement by and between Verecloud, Inc. and TMG Holdings Colorado, LLC, dated March 31, 2011 (filed as Exhibit 10.1 to the Company’s Form 8-K on April 6, 2011, and incorporated by reference herein).

10.43	Revolving Credit Note dated March 31, 2011 by Verecloud, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K on April 6, 2011, and incorporated by reference herein).

10.44
Warrant Purchase Agreement by and between Verecloud Inc. and The Mesa Group, Inc., dated March 31, 2011. (filed as Exhibit 10.3 to the Company’s Form 8-K on April 6, 2011, and incorporated by reference herein).

10.45	Common Stock Purchase Warrant by Verecloud, Inc., dated March 31, 2011(filed as Exhibit 10.4 to the Company’s Form 8-K on April 6, 2011, and incorporated by reference herein).

10.46
First Amendment to Independent Contractor Consulting Agreement by and between Verecloud, Inc. and The Mesa Group, Inc., dated March 31, 2011(filed as Exhibit 10.5 to the Company’s Form 8-K on April 6, 2011, and incorporated by reference herein).

10.47	Common Stock Purchase Warrant by Verecloud, Inc., dated June 30, 2011 (filed as Exhibit 10.1 to the Company's Form 8-K on July 6, 2011, and incorporated by reference herein).*

10.48	Common Stock Purchase Warrant by Verecloud, Inc., dated June 30, 2011 (filed as Exhibit 10.2 to the Company's Form 8-K on July 6, 2011, and incorporated by reference herein). *

10.49	Common Stock Purchase Warrant by Verecloud, Inc., dated June 30, 2011 (filed as Exhibit 10.3 to the Company's Form 8-K on July 6, 2011, and incorporated by reference herein). *

10.50	Common Stock Purchase Warrant by Verecloud, Inc., dated June 30, 2011 (filed as Exhibit 10.4 to the Company's Form 8-K on July 6, 2011, and incorporated by reference herein). *

23.1	Consent of Schumacher & Associates, Inc. (as previously disclosed on the Company's Registration Statement on Form S-1/A, filed on April 19, 2010, and incorporated by reference herein).

31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 filed herewith.

31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 filed herewith.

32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code furnished herewith.

32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code furnished herewith.

*Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERECLOUD, INC.
By:	/ s/ John McCawley
John McCawley Chief Executive Officer of Verecloud, Inc. Dated: September 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John McCawley
John McCawley Chief Executive Officer and Director of Verecloud, Inc. September 28, 2011
By:	/s/ James R. Buckley
James R. Buckley Chief Financial Officer and Principal Accounting Officer of Verecloud, Inc . September 28, 2011
By:	/s/ Mark W. Faris
Mark W. Faris Chairman of the Board of Verecloud, Inc. September 28, 2011
By:	/s/ Phillip Tonge
Phillip Tonge Director of the Board of Verecloud, Inc. September 28, 2011
By:	/s/ Hossein Eslambolchi
Hossein Eslambolchi Director of the Board of Verecloud, Inc. September 28, 2011

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

10.4	Network Cadence, Inc. 2009 Equity Incentive Plan, dated as of October 31, 2009 (filed as Exhibit 10.1 to the Company’s Form 8-K on November 2, 2009, and incorporated by reference herein).*

10.5	Verecloud, Inc. Bonus Unit Plan, dated as of January 26, 2010 (filed as Exhibit 10.2 to the Company’s Form 8-K on January 29, 2010, and incorporated by reference herein).*

10.6
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

10.12	Revolving Credit Note dated as of June 10, 2010 (filed as Exhibit 10.2 to the Company's Form 8-K on June 16, 2010, and incorporated by reference herein).

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

10.17	Common Stock Purchase Warrant by Verecloud, Inc., dated as of June 11, 2010 (filed as Exhibit 10.7 to the Company's Form 8-K on June 16, 2010, and incorporated by reference herein).

10.18
Employment Agreement by and between Verecloud, Inc. and William E. Wood, III, dated as of June 22, 2010 (filed as Exhibit 10.1 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.19
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

10.30	Indemnity Agreement by and between Verecloud, Inc. and John F. McCawley, dated June 22, 2010 (filed as Exhibit 10.13 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

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

10.35	Indemnity Agreement by and between Verecloud, Inc. and Mark Faris, dated June 22, 2010 (filed as Exhibit 10.18 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.36	Verecloud, Inc. 2010 Incentive Compensation Plan, dated June 22, 2010 (filed as Exhibit 10.19 to the Company's Form 8-K on June 28, 2010, and incorporated by reference herein).*

10.37
First Amendment to the Verecloud, Inc. 2009 Equity Incentive Plan, dated as of June 22, 2010 (filed with the Company's Definitive Information Statement on Form 14C on July 30, 2010, and incorporated by reference herein).*

10.38
Letter Agreement by and between Verecloud, Inc. and Phillip Tonge, dated as of August 12, 2010 (filed as Exhibit 10.1 to the Company's Form 8-K on August 18, 2010, and incorporated by reference herein).

10.39	Common Stock Purchase Warrant by Verecloud, Inc., dated August 12, 2010 (filed as Exhibit 10.2 to the Company's Form 8-K on August 18, 2010, and incorporated by reference herein).

10.40
Letter Agreement by and between Verecloud, Inc. and Dr. Hossein Eslambolchi, dated as of August 24, 2010 (filed as Exhibit 10.1 to the Company's Form 8-K on August 27, 2010, and incorporated by reference herein).

10.41	Common Stock Purchase Warrant by Verecloud, Inc., dated August 24, 2010 (filed as Exhibit 10.2 to the Company's Form 8-K on August 27, 2010, and incorporated by reference herein).

10.42
First Amendment to Loan Agreement by and between Verecloud, Inc. and TMG Holdings Colorado, LLC, dated March 31, 2011 (filed as Exhibit 10.1 to the Company’s Form 8-K on April 6, 2011, and incorporated by reference herein).

10.43	Revolving Credit Note dated March 31, 2011 by Verecloud, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K on April 6, 2011, and incorporated by reference herein).

10.44
Warrant Purchase Agreement by and between Verecloud Inc. and The Mesa Group, Inc., dated March 31, 2011. (filed as Exhibit 10.3 to the Company’s Form 8-K on April 6, 2011, and incorporated by reference herein).

10.45	Common Stock Purchase Warrant by Verecloud, Inc., dated March 31, 2011(filed as Exhibit 10.4 to the Company’s Form 8-K on April 6, 2011, and incorporated by reference herein).

10.46
First Amendment to Independent Contractor Consulting Agreement by and between Verecloud, Inc. and The Mesa Group, Inc., dated March 31, 2011(filed as Exhibit 10.5 to the Company’s Form 8-K on April 6, 2011, and incorporated by reference herein).

10.47	Common Stock Purchase Warrant by Verecloud, Inc., dated June 30, 2011 (filed as Exhibit 10.1 to the Company's Form 8-K on July 6, 2011, and incorporated by reference herein). *

10.48	Common Stock Purchase Warrant by Verecloud, Inc., dated June 30, 2011 (filed as Exhibit 10.2 to the Company's Form 8-K on July 6, 2011, and incorporated by reference herein). *

10.49	Common Stock Purchase Warrant by Verecloud, Inc., dated June 30, 2011 (filed as Exhibit 10.3 to the Company's Form 8-K on July 6, 2011, and incorporated by reference herein). *

10.50	Common Stock Purchase Warrant by Verecloud, Inc., dated June 30, 2011 (filed as Exhibit 10.4 to the Company's Form 8-K on July 6, 2011, and incorporated by reference herein). *

23.1	Consent of Schumacher & Associates, Inc. (as previously disclosed on the Company's Registration Statement on Form S-1/A, filed on April 19, 2010, and incorporated by reference herein).

31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 filed herewith.

31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 filed herewith.

32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code furnished herewith.

32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code furnished herewith.

*Denotes management contract or compensatory plan.