Form 10-Q/A
period 2011-03-31
Verecloud, Inc.
filed 2011-11-09
CIK 1416682

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

Table of Contents
VERECLOUD, INC.

FORM 10-Q for the Quarterly Period Ended March 31, 2011

TABLE OF CONTENTS

i

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Verecloud, Inc. (the “Company”),  for the three and nine months ended March 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on May 11, 2011 (the “Original Quarterly Report”).  This Amendment amends the Original Quarterly Report by amending and restating the financial statements as of March 31, 2011 and for the three and nine months ended March 31, 2011.  Accordingly, the following sections of the Original Quarterly Report have been revised to reflect the restatement: Part I – Item 1 – Financial Statements and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Therefore, the financial information in the Original Quarterly Report should not be relied upon.

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

This Amendment amends the Original Quarterly Report for the quarterly period ended March 31, 2011 for the following two items:

First, on June 10, 2010, the Company entered into a loan agreement (as amended by the Loan Amendment (as defined below), the “Loan Agreement”) with TMG Holdings Colorado, LLC, a Texas limited liability company (“TMG Colorado”). Pursuant to the Loan Agreement, TMG Colorado agreed to provide the Company with a revolving line of credit in the principal amount of up to $1,564,000 (as renewed, extended and increased by the Amended Loan (as defined below), the “Loan”) pursuant to a revolving credit note (the “Note”).  On March 31, 2011 (the “Effective Date”), the Company entered into a first amendment to the Loan Agreement (the ”Loan Amendment”) with TMG Colorado.  On the Effective Date, the Company also entered into a First Amendment to Independent Contractor Consulting Agreement (the “First Amendment”) with The Mesa Group, Inc., a Texas corporation (“TMG”), pursuant to which the Company and TMG amended the Independent Contractor Consulting Agreement dated June 10, 2010.  In connection with the First Amendment, the Company also entered into a warrant purchase agreement (the “Purchase Agreement”) with TMG.  Pursuant to the Purchase Agreement, the Company issued TMG a common stock purchase warrant (the “Warrant”), pursuant to which TMG may purchase up to 10,000,000 shares of the Company's common stock for $.01 per share.  The Warrant is exercisable for three years and may be exercised on a cashless basis. The cashless exercise warrant shares to be issued are based on a formula in the Purchase Agreement and are based on difference between exercise price and the average of the closing prices for the twenty trading days immediately prior to (but not including) the exercise date. The Purchase Agreement also provided for customary representations and warranties regarding the accredited investor status of TMG.  Previously, using a different fair market value under the Black-Scholes model, the value of the warrant issued to TMG was calculated as $137,352, which was being amortized to earnings as additional interest expenses over the remaining term of the Loan Amendment described in Note 6.  However, in connection with the annual audit of the year ended June 30, 2011, it was determined that, under generally accepted accounting principles, the trading price of the shares on the date of grant, March 31, 2011, should be used as the calculated fair market value on the date of issuance. On the date of the grant, the Company’s common stock closed at $0.30 per share. Using the Black-Scholes model and using the trading price of the common stock on March 31, 2011, the value of the warrant issued to TMG was recalculated as $2,827,928.  Since no additional services were provided by TMG under the First Amendment, this entire amount has been booked to expense and classified as stock based compensation in the three and nine months ended March 31, 2011.

Second, the Company began capitalizing software costs in September 2010 and the Company accounts for the costs of software within its products in accordance with Accounting Standards Codification (“ASC”) Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design, as specified by ASC Topic 985-20. Upon the general release of the product to customers, development costs for that product will be amortized over periods not exceeding three years, based on current and future revenue of the product. Previously, the Company had capitalized $862,990 in software costs as of March 31, 2011. In connection with the annual audit for the year ended June 30, 2011, it was determined that the gross capitalized software costs at March 31, 2011, in accordance with ASC Topic 985-20, should have been $709,825. In addition, the Company recorded amortization expense of $59,152 in the three months ended March 31, 2011. Therefore, this Amendment reflects the change which increases operating expenses and adjusts the net capitalized software amount to $650,672 as of March 31, 2011.

ii

 A summary of the changes to the financial statements as of March 31, 2011 and for the three and nine months ended March 31, 2011 is shown below:

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2011
	(unaudited)
	Previously
	Reported	Adjustment	Restated
Current assets	$623,459	$-	$623,459
Property and equipment	37,381	-	37,381
Other assets	862,990	(212,318)	650,672
Total assets	$1,523,831	$(212,318)	$1,311,513

Current liabilities	$755,590	$-	$755,590
Long term debt	1,426,648	137,352	1,564,000
Stockholders equity (deficit)	(658,407)	(349,670)	(1,008,077)
Total liabilities and stockholders' equity (deficit)	$1,523,831	$(212,318)	$1,311,513

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31, 2011			Nine months ended March 31, 2011
	(unaudited)			(unaudited)
	Previously			Previously
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Revenue	$1,002,326	$-	$1,002,326	$4,106,553	$-	$4,106,553
Cost of goods sold	540,420	59,152	599,572	1,908,945	59,152	1,968,097
Gross margin	461,907	(59,152)	402,755	2,197,608	(59,152)	2,138,456
Operating expenses	796,909	3,002,952	3,799,861	2,601,295	3,002,952	5,604,247
Operating income (loss)	(335,003)	(3,062,104)	(3,397,106)	(403,687)	(3,062,104)	(3,465,791)
Other income (expense)	(38,188)	21,858	(16,330)	(99,630)	21,858	(77,772)
Pretax income (loss)	(373,191)	(3,040,246)	(3,413,436)	(503,318)	(3,040,246)	(3,543,563)
Income tax expense	12,745	-	12,745	12,745	-	12,745
Net income (loss)	$(385,936)	$(3,040,246)	$(3,426,181)	$(516,063)	$(3,040,246)	$(3,556,308)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended March 31, 2011
	(unaudited)
	Previously
	Reported	Adjustment	Restated
Net cash from (used in) operating activities	$(54,735)	$(153,165)	$(207,900)
Investing Activities	(867,872)	153,165	(714,706)
Financing Activities	758,417	-	758,417
Net (decrease) in cash and cash equivalents	$(164,190)	$-	$(164,190)
Cash and cash equivalents at the beginning of the period	197,151	-	197,151
Cash and cash equivalents at the end of the period	$32,961	$-	$32,961

iii

  PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
VERECLOUD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2011	2010
	Restated
ASSETS

Current assets
Cash	$32,961	$197,151
Accounts receivable	534,943	632,962
Other current assets	55,555	34,243
Total current assets	623,459	864,356

Property and equipment (Note 3)
Computer related	89,307	87,655
Equipment and machinery	39,485	36,255
Other property and equipment	36,330	36,330
Subtotal	165,122	160,240
Accumulated depreciation	(127,740)	(98,839)
Net property and equipment	37,381	61,401

Other assets
Capitalized software, net (Note 4)	650,672	-
Total assets	$1,311,513	$925,757

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable	$360,511	$174,899
Accrued liabilities	395,079	319,899
Total current liabilities	755,590	494,798

Long term debt (Note 6)	1,564,000	864,000

Total liabilities	2,319,590	1,358,798

Commitments and contingencies (Notes 2,5,6,7,9,10)

Stockholders' (deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized:	-	-
No shares issued or outstanding
Common stock - $0.001 par value, 200,000,000 shares authorized:	71,577	70,098
71,577,165 and 70,098,000 shares issued and outstanding, respectively
Additional paid-in capital	3,777,463	797,670
Accumulated (deficit)	(4,857,118)	(1,300,809)
Total stockholders' (deficit)	(1,008,077)	(433,041)

Total liabilities and stockholders' (deficit)	$1,311,513	$925,757

The accompanying notes are integral parts of these unaudited financial statements.

VERECLOUD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	Restated		Restated

Revenue	$1,002,326	$260,433	$4,106,553	$5,126,586

Cost of goods sold	599,572	129,999	1,968,097	2,299,535

Gross profit	402,755	130,434	2,138,456	2,827,051

Operating expenses
Employee related (1)	488,439	656,353	1,249,076	1,507,613
Marketing expense	124,060	139,687	616,923	527,981
Legal and accounting	80,569	105,594	238,510	357,904
Consulting expense (1)	2,895,336	99,513	3,067,011	191,050
Rent	22,500	34,416	67,435	104,858
Travel and entertainment	53,046	52,421	104,711	96,938
Information technology	12,889	9,174	31,126	72,808
Depreciation	8,924	12,555	28,901	24,476
Other	114,097	24,996	200,555	73,277
Total operating expenses	3,799,861	1,134,709	5,604,247	2,956,905

Operating income (loss)	(3,397,106)	(1,004,275)	(3,465,791)	(129,854)

Other income (expense)
Interest income	16	965	242	3,608
Interest (expense)	(16,346)	(38,319)	(78,015)	(134,693)
Total other income (expense)	(16,330)	(37,354)	(77,772)	(131,085)

Pretax income (loss)	(3,413,436)	(1,041,629)	(3,543,563)	(260,939)

Income tax expense (benefit)	12,745	(405,533)	12,745	(341,223)

Net income (loss)	$(3,426,181)	$(636,096)	$(3,556,308)	$80,284

Basic net income (loss) per common share	$(0.05)	$(0.01)	$(0.05)	$0.00

Basic weighted average common shares	71,366,758	47,729,222	70,610,311	44,096,752

(1) Includes stock-based compensation as follows:
Employee Related	$19,812	$28,916	$86,744	$204,743
Consulting Expense	2,827,928	-	2,827,928	-
	$2,847,739	$28,916	$2,914,671	$204,743

The accompanying notes are integral parts of these unaudited financial statements.

VERECLOUD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	March 31,
	2011	2010
	Restated
Operating Activities
Net income (loss)	$(3,556,308)	$80,284
Adjustments to reconcile net income to
net cash from operations
Depreciation and amortization	88,053	24,476
Stock for services	8,185	141,915
Stock-based compensation	2,914,671	204,743
Income tax expense (benefit)	-	(341,223)
Change in assets and liabilities
Accounts receivable	98,019	1,125,323
Other current assets	(21,312)	8,365
Accounts payable	185,612	(77,203)
Other current liabilities	75,180	(15,373)
Net cash provided by (used in) operating activities	(207,900)	1,151,308

Investing Activities
Purchase of computer related	(1,652)	(12,727)
Purchase of equipment and machinery	(3,230)	(2,519)
Purchase of other property and equipment	-	(2,946)
Capitalized software	(709,825)	-
Net cash (used in) investing activities	(714,706)	(18,193)

Financing Activities
Issuance of common stock	58,417	-
Reduction in note payable	(100,000)	(840,000)
Increase in long term debt	800,000	-
Members distributions	-	(506,623)
Net cash provided by (used in) financing activities	758,417	(1,346,623)

Decrease in cash for period	$(164,190)	$(213,508)
Cash at beginning of period	197,151	540,479
Cash at end of period	$32,961	$326,971

Supplemental disclosure:
Cash paid for interest during the year	$-	$134,693
Cash paid for income taxes during the year	$12,745	$-

The accompanying notes are integral parts of these unaudited financial statements.

VERECLOUD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
For the period from June 30, 2010 to March 31, 2011
Restated

	Common Stock		Additional Paid in	Accumulated Earnings	Total Stockholders Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at June 30, 2010	70,098,000	$70,098	$797,670	$(1,300,809)	$(433,040)

Stock-based compensation (Note 9)	-	-	51,657	-	51,657

Net income (loss)	-	-	-	(147,851)	(147,851)

Balance at September 30, 2010	70,098,000	$70,098	$849,326	$(1,448,660)	$(529,235)

Stock option exercises	845,000	845	40,805	-	41,650

Surrender and issuance of stock for services (Note 8)	-	-	4,064	-	4,064

Stock-based compensation (Note 9)	-	-	15,276	-	15,276

Net income (loss)	-	-	-	17,724	17,724

Balance at December 31, 2010	70,943,000	$70,943	$909,471	$(1,430,936)	$(450,521)

Stock option exercises	634,165	634	16,132	-	16,767

Surrender and issuance of stock for services (Note 8)	-	-	4,121	-	4,121

Stock-based compensation (Note 9)	-	-	2,847,739	-	2,847,739

Net income (loss)	-	-	-	(3,426,181)	(3,426,181)

Balance at March 31, 2011	71,577,165	$71,577	$3,777,463	$(4,857,118)	$(1,008,077)

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

Restatement of Consolidated Financial Statements

The unaudited financial statements for the three and nine months ended March 31, 2011 are being restated to correct the accounting treatment previously reported in connection with the two items described below, and reported in Original Quarterly Report.

First, on June 10, 2010, the Company entered into a loan agreement (as amended by the Loan Amendment (as defined below), the “Loan Agreement”) with TMG Holdings Colorado, LLC, a Texas limited liability company (“TMG Colorado”). Pursuant to the Loan Agreement, TMG Colorado agreed to provide the Company with a revolving line of credit in the principal amount of up to $1,564,000 (as renewed, extended and increased by the Amended Loan (as defined below), the “Loan”) pursuant to a revolving credit note (the “Note”).  On March 31, 2011 (the “Effective Date”), the Company entered into a first amendment to the Loan Agreement (the ”Loan Amendment”) with TMG Colorado.  On the Effective Date, the Company also entered into a First Amendment to Independent Contractor Consulting Agreement (the “First Amendment”) with The Mesa Group, Inc., a Texas corporation (“TMG”), pursuant to which the Company and TMG amended the Independent Contractor Consulting Agreement dated June 10, 2010.  In connection with the First Amendment, the Company also entered into a warrant purchase agreement (the “Purchase Agreement”) with TMG.  Pursuant to the Purchase Agreement, the Company issued TMG a common stock purchase warrant (the “Warrant”), pursuant to which TMG may purchase up to 10,000,000 shares of the Company's common stock for $.01 per share.  The Warrant is exercisable for three years and may be exercised on a cashless basis. The cashless exercise warrant shares to be issued are based on a formula in the Purchase Agreement and are based on difference between exercise price and the average of the closing prices for the twenty trading days immediately prior to (but not including) the exercise date. The Purchase Agreement also provided for customary representations and warranties regarding the accredited investor status of TMG.  Previously, using a different fair market value under the Black-Scholes model, the value of the warrant issued to TMG was calculated as $137,352, which was being amortized to earnings as additional interest expenses over the remaining term of the Loan Amendment described in Note 6.  However, in connection with the annual audit of the year ended June 30, 2011, it was determined that, under generally accepted accounting principles, the trading price of the shares on the date of grant, March 31, 2011, should be used as the calculated fair market value on the date of issuance. On the date of the grant, the Company’s common stock closed at $0.30 per share. Using the Black-Scholes model and using the trading price of the common stock on March 31, 2011, the value of the warrant issued to TMG was recalculated as $2,827,928.  Since no additional services were provided by TMG under the First Amendment, this entire amount has been booked to expense and classified as stock based compensation in the three and nine months ended March 31, 2011.

Second, the Company began capitalizing software costs in September 2010 and the Company accounts for the costs of software within its products in accordance with Accounting Standards Codification (“ASC”) Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design, as specified by ASC Topic 985-20. Upon the general release of the product to customers, development costs for that product will be amortized over periods not exceeding three years, based on current and future revenue of the product. Previously, the Company had capitalized $862,990 in software costs as of March 31, 2011. In connection with the annual audit for the year ended June 30, 2011, it was determined that the gross capitalized software costs at March 31, 2011, in accordance with ASC Topic 985-20, should have been $709,825. In addition, the Company recorded amortization expense of $59,152 in the three months ended March 31, 2011. Therefore, this Amendment reflects the change which increases operating expenses and adjusts the net capitalized software amount to $650,672 as of March 31, 2011.

A summary of the changes to the financial statements as of March 31, 2011 and for the three and nine months ended March 31, 2011 is shown below:

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2011
	(unaudited)
	Previously
	Reported	Adjustment	Restated
Current assets	$623,459	$-	$623,459
Property and equipment	37,381	-	37,381
Other assets	862,990	(212,318)	650,672
Total assets	$1,523,831	$(212,318)	$1,311,513

Current liabilities	$755,590	$-	$755,590
Long term debt	1,426,648	137,352	1,564,000
Stockholders equity (deficit)	(658,407)	(349,670)	(1,008,077)
Total liabilities and stockholders' equity (deficit)	$1,523,831	$(212,318)	$1,311,513

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31, 2011			Nine months ended March 31, 2011
	(unaudited)			(unaudited)
	Previously			Previously
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Revenue	$1,002,326	$-	$1,002,326	$4,106,553	$-	$4,106,553
Cost of goods sold	540,420	59,152	599,572	1,908,945	59,152	1,968,097
Gross margin	461,907	(59,152)	402,755	2,197,608	(59,152)	2,138,456
Operating expenses	796,909	3,002,952	3,799,861	2,601,295	3,002,952	5,604,247
Operating income (loss)	(335,003)	(3,062,104)	(3,397,106)	(403,687)	(3,062,104)	(3,465,791)
Other income (expense)	(38,188)	21,858	(16,330)	(99,630)	21,858	(77,772)
Pretax income (loss)	(373,191)	(3,040,246)	(3,413,436)	(503,318)	(3,040,246)	(3,543,563)
Income tax expense	12,745	-	12,745	12,745	-	12,745
Net income (loss)	$(385,936)	$(3,040,246)	$(3,426,181)	$(516,063)	$(3,040,246)	$(3,556,308)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended March 31, 2011
	(unaudited)
	Previously
	Reported	Adjustment	Restated
Net cash from (used in) operating activities	$(54,735)	$(153,165)	$(207,900)
Investing Activities	(867,872)	153,165	(714,706)
Financing Activities	758,417	-	758,417
Net (decrease) in cash and cash equivalents	$(164,190)	$-	$(164,190)
Cash and cash equivalents at the beginning of the period	197,151	-	197,151
Cash and cash equivalents at the end of the period	$32,961	$-	$32,961

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

4.    Capitalized Software

The Company accounts for the costs of software within its products in accordance with Accounting Standards Codification (“ASC”) Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design, as specified by ASC Topic 985-20. Upon the general release of the product to customers, development costs for that product will be amortized over periods not exceeding one year. The Company began capitalizing software costs in September 2010. As of March 31, 2011, capitalized software consists of the following:

March 31, 2011
Capitalized software	$709,825
Less accumulated amortization	(59,153)
Net capitalized software	$650,672

With regard to the recoverability of capitalized software and development costs, the Company regularly performs an assessment of its ability to recover the costs invested in these assets. The recoverability analysis considers projected future cash flows from the utilization of the underlying software in the respective components of the business. The Company's projections of future cash flows are affected by such factors as technological change, competitive offerings, marketplace expectations and project development. Changes in any of these factors may result in future write-downs of the carrying value of these or other assets.

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

On March 31, 2011 in connection with the First Amendment and the Original Consulting Agreement discussed in Note 5, the Company also entered into the Purchase Agreement with TMG. Pursuant to the Purchase Agreement, the Company issued TMG the Warrant for TMG to purchase up to 10,000,000 shares of the Company’s common stock for $0.01 per share.  On the date of the grant, the Company’s common stock closed at $0.30 per share. Under generally accepted accounting principles, the trading price of the shares was used as the calculated fair market value on the date of issuance. Using the Black-Scholes model, the value of the warrant issued to TMG was calculated as $2,827,928. Since the First Amendment did not result in additional services being performed by TMG, this entire amount has been booked to expense and classified as stock based compensation in the three and nine months ended March 31, 2011.

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

The following table summarizes the activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding as of June 30, 2010	14,680,000	$.04	$-
Granted	-	-	-
Exercised	(634,165)	.03	-
Expired	(250,000)	.02	-
Outstanding as of March 31, 2011	13,795,835	$.04	$-

(1)	Amounts represent the difference between the exercise price and the fair market value of common stock at each period end for all in the money options outstanding.

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

	2011	2010
Expected volatility	84%	86%
Expected life (years)	3.00	5.29
Expected divided yield	–	–
Risk free interest rate	2.24%	2.78%

There were no stock options granted in the three months ended March 31, 2011.  No options were granted prior to October 2009. As of March 31, 2011, there was $113,841 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average service period of 5.3 years. The Company utilizes historical volatility of other entities in a similar line of business for a period commensurate with the contractual term of the underlying financial statements. As of March 31, 2011, the Company had issued 15,275,000 options to purchase common stock and 8,045,833 of the Company’s stock options have vested.  In connection with the stock option plan, the Company recognized stock-based compensation expense of $19,812 and $28,916 for the three months ended March 31, 2011 and 2010, respectively. For the nine months ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense of $86,744 and $204,743, respectively.

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

On March 31, 2011 in connection with the First Amendment and the Original Consulting Agreement discussed in Note 5, the Company also entered into the Purchase Agreement with TMG.  Pursuant to the Purchase Agreement, the Company issued TMG the Warrant for TMG to purchase up to 10,000,000 shares of the Company’s common stock for $0.01 per share.  On the date of the grant, the Company’s common stock closed at $0.30 per share. Under generally accepted accounting principles, the trading price of the shares was used as the calculated fair market value on the date of issuance. Using the Black-Scholes model, the value of the warrant issued to TMG was calculated as $2,827,928. Since the First Amendment did not result in additional services being performed by TMG, this entire amount has been booked to expense and classified as stock based compensation in the three and nine months ended March 31, 2011.

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

Restatement of Consolidated Financial Statements

The unaudited financial statements for the three and nine months ended March 31, 2011 are being restated to correct the accounting treatment previously reported in connection with the two items described below, and reported in the Original Quarterly Report, filed with the SEC on May 11, 2011.

First, on June 10, 2010, the Company entered into a loan agreement (as amended by the Loan Amendment (as defined below), the “Loan Agreement”) with TMG Holdings Colorado, LLC, a Texas limited liability company (“TMG Colorado”). Pursuant to the Loan Agreement, TMG Colorado agreed to provide the Company with a revolving line of credit in the principal amount of up to $1,564,000 (as renewed, extended and increased by the Amended Loan (as defined below), the “Loan”) pursuant to a revolving credit note (the “Note”).  On March 31, 2011 (the “Effective Date”), the Company entered into a first amendment to the Loan Agreement (the ”Loan Amendment”) with TMG Colorado.  On the Effective Date, the Company also entered into a First Amendment to Independent Contractor Consulting Agreement (the “First Amendment”) with The Mesa Group, Inc., a Texas corporation (“TMG”), pursuant to which the Company and TMG amended the Independent Contractor Consulting Agreement dated June 10, 2010.  In connection with the First Amendment, the Company also entered into a warrant purchase agreement (the “Purchase Agreement”) with TMG.  Pursuant to the Purchase Agreement, the Company issued TMG a common stock purchase warrant (the “Warrant”), pursuant to which TMG may purchase up to 10,000,000 shares of the Company's common stock for $.01 per share.  The Warrant is exercisable for three years and may be exercised on a cashless basis. The cashless exercise warrant shares to be issued are based on a formula in the Purchase Agreement and are based on difference between exercise price and the average of the closing prices for the twenty trading days immediately prior to (but not including) the exercise date. The Purchase Agreement also provided for customary representations and warranties regarding the accredited investor status of TMG.  Previously, using a different fair market value under the Black-Scholes model, the value of the warrant issued to TMG was calculated as $137,352, which was being amortized to earnings as additional interest expenses over the remaining term of the Loan Amendment described in Note 6.  However, in connection with the annual audit of the year ended June 30, 2011, it was determined that, under generally accepted accounting principles, the trading price of the shares on the date of grant, March 31, 2011, should be used as the calculated fair market value on the date of issuance. On the date of the grant, the Company’s common stock closed at $0.30 per share. Using the Black-Scholes model and using the trading price of the common stock on March 31, 2011, the value of the warrant issued to TMG was recalculated as $2,827,928.  Since no additional services were provided by TMG under the First Amendment, this entire amount has been booked to expense and classified as stock based compensation in the three and nine months ended March 31, 2011.

Second, the Company began capitalizing software costs in September 2010 and the Company accounts for the costs of software within its products in accordance with Accounting Standards Codification (“ASC”) Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design, as specified by ASC Topic 985-20. Upon the general release of the product to customers, development costs for that product will be amortized over periods not exceeding three years, based on current and future revenue of the product. Previously, the Company had capitalized $862,990 in software costs as of March 31, 2011. In connection with the annual audit for the year ended June 30, 2011, it was determined that the gross capitalized software costs at March 31, 2011, in accordance with ASC Topic 985-20, should have been $709,825. In addition, the Company recorded amortization expense of $59,152 in the three months ended March 31, 2011. Therefore, this Amendment reflects the change which increases operating expenses and adjusts the net capitalized software amount to $650,672 as of March 31, 2011.

  A summary of the changes to the financial statements as of March 31, 2011 and for the three and nine months ended March 31, 2011 is shown below:

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2011
	(unaudited)
	Previously
	Reported	Adjustment	Restated
Current assets	$623,459	$-	$623,459
Property and equipment	37,381	-	37,381
Other assets	862,990	(212,318)	650,672
Total assets	$1,523,831	$(212,318)	$1,311,513

Current liabilities	$755,590	$-	$755,590
Long term debt	1,426,648	137,352	1,564,000
Stockholders equity (deficit)	(658,407)	(349,670)	(1,008,077)
Total liabilities and stockholders' equity (deficit)	$1,523,831	$(212,318)	$1,311,513

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31, 2011			Nine months ended March 31, 2011
	(unaudited)			(unaudited)
	Previously			Previously
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Revenue	$1,002,326	$-	$1,002,326	$4,106,553	$-	$4,106,553
Cost of goods sold	540,420	59,152	599,572	1,908,945	59,152	1,968,097
Gross margin	461,907	(59,152)	402,755	2,197,608	(59,152)	2,138,456
Operating expenses	796,909	3,002,952	3,799,861	2,601,295	3,002,952	5,604,247
Operating income (loss)	(335,003)	(3,062,104)	(3,397,106)	(403,687)	(3,062,104)	(3,465,791)
Other income (expense)	(38,188)	21,858	(16,330)	(99,630)	21,858	(77,772)
Pretax income (loss)	(373,191)	(3,040,246)	(3,413,436)	(503,318)	(3,040,246)	(3,543,563)
Income tax expense	12,745	-	12,745	12,745	-	12,745
Net income (loss)	$(385,936)	$(3,040,246)	$(3,426,181)	$(516,063)	$(3,040,246)	$(3,556,308)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended March 31, 2011
	(unaudited)
	Previously
	Reported	Adjustment	Restated
Net cash from (used in) operating activities	$(54,735)	$(153,165)	$(207,900)
Investing Activities	(867,872)	153,165	(714,706)
Financing Activities	758,417	-	758,417
Net (decrease) in cash and cash equivalents	$(164,190)	$-	$(164,190)
Cash and cash equivalents at the beginning of the period	197,151	-	197,151
Cash and cash equivalents at the end of the period	$32,961	$-	$32,961

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

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended March 31, (Unaudited)				Nine months ended March 31, (Unaudited)
	2011		2010		2011		2010
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
	Restated				Restated
	in dollars except percentages				in dollars except percentages

Revenue	$1,002,326	100%	$260,433	100%	$4,106,553	100%	$5,126,586	100%

Cost of goods sold	599,572	60%	129,999	50%	1,968,097	48%	2,299,535	45%

Gross profit	402,755	40%	130,434	50%	2,138,456	52%	2,827,051	55%

Operating expenses	3,799,861	379%	1,134,709	436%	5,604,247	136%	2,956,905	58%

Operating income (loss)	(3,397,106)	-339%	(1,004,275)	-386%	(3,465,791)	-84%	(129,854)	-3%

Other income (expense)	(16,330)	-2%	(37,354)	-14%	(77,772)	-2%	(131,085)	-3%

Income tax expense (benefit)	12,745	1%	(405,533)	-156%	12,745	0%	(341,223)	-7%

Net income (loss)	$(3,426,181)	-342%	$(636,096)	-244%	$(3,556,308)	-87%	$80,284	2%

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

Cost of Goods Sold :   Cost of goods sold, which consists mainly of staff related expenses (employees and contractors) and travel expenses for the three months ended March 31, 2011 increased 361% compared to the three months ended March 31, 2010.  The increase is driven both by the higher revenue in 2011 versus 2010 and lower billable rates at LightSquared in 2011 compared to comparable professional service engagements in 2010.

Operating Expenses: Operating expenses for the three months ended March 31, 2011 increased 235% or $2,665,152 versus the comparable period in 2010.   This increase is driven by stock compensation expense associated with the issuance of common stock purchase warrants described in Note 10 to the financial statements with a calculated value under generally accepted accounting principles of $2,827,928. Excluding this amount, operating expenses decreased $162,776. This decrease is driven primarily by three major factors: lower employee related costs due to higher billable productivity of our internal staff, our Nimbus development costs that are no longer considered research and development and are now being capitalized; and lower legal and accounting costs (down 24%).

Other Income (Expense): Other income (expense) for the three months ended March 31, 2011 was ($16,330) versus ($37,354) for the comparable period in 2010 and consists primarily of interest expense. This decline is driven by $21,858 of capitalized interest recorded in the three months ended March 31, 2011. For the three months ended March 31, 2011, interest expense relates to the outstanding line of credit. In 2010, the interest expense was related to the note payable balance outstanding as of March 31, 2010.

Net Income (Loss): For the three months ended March 31, 2011, we reported a net loss of $3,426,181 compared to a net loss of $636,096 for the three months ended March 31, 2010.

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

Cost of Goods Sold :   Cost of goods sold, which consists mainly of staff related expenses (employees and contractors) and travel expenses for the nine months ended March 31, 2011 decreased 14% versus the nine months ended March 31, 2010. The decrease is commensurate with the decline in revenue noted above.

Operating Expenses: Operating expenses for the nine months ended March 31, 2011 increased 90% versus the comparable period in 2010. This increase is driven by stock compensation expense associated with the issuance of common stock purchase warrants described in Note 10 to the financial statements with a calculated value under generally accepted accounting principles of $2,827,928. Excluding this amount, operating expenses declined 6%. This decline is driven by two major factors: (i) staffing costs associated with software development that was expensed in the prior year and is now being capitalized and (ii) lower legal and accounting fees (down $119,395 versus 2010).

Other Income (Expense): Other income (expense) for the nine months ended March 31, 2011 was ($77,772) compared to ($131,085) for the comparable period in 2010 and consists primarily of interest expense. Part of this decline is driven by $21,858 of capitalized interest recorded in the nine months ended March 31, 2011. For the nine months ended March 31, 2011, interest expense relates to the outstanding line of credit. In 2010, the interest expense was related to the higher note payable balance outstanding as of March 31, 2010.

Net Income (Loss): For the nine months ended March 31, 2011, we reported a net loss of $3,556,308 compared to net income of $80,284 for the nine months ended March 31, 2010. Overall this change is primarily driven by the stock compensation expense noted above and the lower revenue and margin in the current year.

Liquidity and Capital Resources

Cash Flow Activity

Cash and cash equivalents were $32,961 and $197,151 as of March 31, 2011 and June 30, 2010, respectively.

The change in cash and cash equivalents during the periods presented was as follows:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
	Restated		Restated

Net cash from (used in) operating activities	$(287,671)	$(912,940)	$(207,900)	$1,151,308
Investing Activities	(258,709)	0	(714,706)	(18,193)
Financing Activities	16,767	(280,000)	758,417	(1,346,623)
Net (decrease) in cash and cash equivalents	$(529,613)	$(1,192,940)	$(164,190)	$(213,508)
Cash and cash equivalents at the beginning of the period	562,574	1,519,911	197,151	540,479
Cash and cash equivalents at the end of the period	$32,961	$326,971	$32,961	$326,971

Three Months Ended March 31, 2011

Operations: Net cash used in operating activities during the three months ended March 31, 2011 was $287,671 compared to net cash used in operating activities of $912,940 during the comparable period of 2010, an increase of $625,269.  This increase is mainly driven by higher revenue in the current quarter versus the prior year.

Investing: Net cash used in investing activities, consisting primarily of capital expenditures and capitalized software costs, for the three months ended March 31, 2011 was $258,709 compared to $0 for three months ended March 31, 2010.  The increase is driven by capitalization of software costs of $257,854 in the three months ended March 31, 2011. Our capital expenditures consist mainly of office and computer equipment.

Financing: Net cash provided by financing activities for the three months ended March 31, 2011 was $16,767. This is entirely related to the exercise of stock options of $16,767. The activity for the three months ended March 31, 2010 consists of one debt payment of $280,000.

Nine Months Ended March 31, 2011

Operations: Net cash used in operating activities during the nine months ended March 31, 2011 was $207,900, compared to net cash from operating activities of $1,151,308 during the comparable period of 2010, a decrease of $1,359,208.  This decrease is mainly due to the lower revenue from LightSquared in the nine months ended March 31, 2011 versus 2010.

Investing: Net cash used in investing activities, consisting primarily of capital expenditures and capitalized software costs, for the nine months ended March 31, 2011 was $714,706, compared to $18,193 for the nine months ended March 31, 2010.  The increase is driven by capitalization of software costs of $709,825 in the nine months ended March 31, 2011. Our capital expenditures consist mainly of office and computer equipment.

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

VERECLOUD, INC.

Date: November 8, 2011	By:	/s/ John McCawley
John McCawley
Chief Executive Officer

Date: November 8, 2011	By:	/s/ William E. Wood, III
William E. Wood, III
President, Interim Chief Financial Officer and Principal Accounting Officer