Form 10-Q
period 2011-09-30
Verecloud, Inc.
filed 2011-11-14
CIK 1416682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 14, 2011, there were 72,372,198 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Table of Contents
VERECLOUD, INC.

FORM 10-Q for the Quarterly Period Ended September 30, 2011

i

  PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
VERECLOUD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
	2011	2011
	(Unaudited)

ASSETS

Current assets
Cash	$74,259	$202,256
Accounts receivable	122,550	128,050
Other current assets	72,347	62,537
Total current assets	269,156	392,843

Property and equipment (Note 3)
Computer related	91,139	89,307
Equipment and machinery	40,372	40,372
Other property and equipment	16,444	36,330
Subtotal	147,955	166,009
Accumulated depreciation	(127,934)	(136,026)
Net property and equipment	20,022	29,983

Other assets
Capitalized software, net (Note 2)	518,962	614,837
Total assets	$808,140	$1,037,663

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable	$171,432	$271,126
Current portion of long term debt (Note 6)	3,324,000	2,414,000
Accrued liabilities	584,383	485,380
Total current liabilities	4,079,816	3,170,505

Long term debt (Note 6)	-	-

Total liabilities	4,079,816	3,170,505

Commitments and contingencies (Notes 2,4,5,6,7,9,10,11,12)

Stockholders' (deficit)
Preferred stock - $0.001 par value, 5,000,000 shares authorized:	-	-
No shares issued or outstanding
Common stock - $0.001 par value, 200,000,000 shares authorized:	72,372	71,791
72,372,198 and 71,791,068 shares issued and outstanding, respectively
Additional paid-in capital	5,319,150	5,192,072
Accumulated (deficit)	(8,663,197)	(7,396,705)
Total stockholders' (deficit)	(3,271,676)	(2,132,842)

Total liabilities and stockholders' (deficit)	$808,140	$1,037,663

The accompanying notes are integral parts of these unaudited financial statements.

 VERECLOUD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,

	2011	2010

Revenue	$140,862	$1,510,542

Cost of goods sold	295,046	677,431

Gross profit	(154,184)	833,111

Operating expenses
Employee related (1)	328,303	392,927
Marketing expense	163,298	250,656
Legal and accounting	41,509	127,421
Consulting expense (1)	180,415	64,427
Research and development	249,324	28,579
Rent	22,500	22,435
Travel and entertainment	9,866	23,396
Information technology	5,340	13,534
Depreciation	6,824	10,614
Other	41,661	20,338
Total operating expenses	1,049,039	954,327

Operating income (loss)	(1,203,223)	(121,216)

Other income (expense)
Interest income	-	133
Interest (expense)	(71,501)	(26,768)
Sale of Assets	8,230	-
Total other income (expense)	(63,271)	(26,634)

Pretax income (loss)	(1,266,494)	(147,851)

Income tax expense (benefit)	-	-

Net income (loss)	$(1,266,494)	$(147,851)

Basic net income (loss) per common share	$(0.02)	$(0.00)

Basic weighted average common shares	71,998,534	70,098,000

(1) Includes stock-based compensation as follows:
Salary and wages	$41,932	$51,656
Consulting expenses	$78,560	$-

The accompanying notes are integral parts of these unaudited financial statements.

VERECLOUD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	September 30,
Operating Activities	2011	2010
Net income (loss)	$(1,266,494)	$(147,851)
Adjustments to reconcile net income to
net cash from operations
Depreciation and amortization	228,920	10,614
Stock for services	78,560	-
Stock-based compensation	41,932	51,656
Gain on sale of assets	(8,230)	-
Change in assets and liabilities
Accounts receivable	5,500	41,796
Other current assets	(9,810)	(75,645)
Accounts payable	(99,693)	242,216
Other current liabilities	99,002	14,680
Net cash provided by (used in) operating activities	(930,313)	137,467

Investing Activities
Purchase of computer related	(1,832)	-
Purchase of equipment and machinery	-	(1,659)
Proceeds from sale of assets	13,200	-
Capitalized software	(126,219)	(40,101)
Net cash (used in) investing activities	(114,852)	(41,760)

Financing Activities
Issuance of common stock	7,167	-
Reduction in note payable	-	(100,000)
Increase (decrease) in line of credit	910,000	550,000
Net cash provided by (used in) financing activities	917,167	450,000

Decrease in cash for period	$(127,999)	$545,707
Cash at beginning of period	202,256	197,151
Cash at end of period	$74,259	$742,858

Schedule of Noncash Investing and Financing Activities
Share Exchange Agreement	$-	$-
Note Purchase Agreement	$-	$-

Supplemental disclosure:
Cash paid for interest during the year	$-	$26,768
Cash paid for income taxes during the year	$-	$-

The accompanying notes are integral parts of these unaudited financial statements.

VERECLOUD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
For the period from June 30, 2011 to September 30, 2011

					Total
	Common Stock		Additional Paid in	Accumulated Earnings	Stockholders Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at June 30, 2011	71,791,068	$71,791	$5,192,072	$(7,396,705)	$(2,132,841)

Stock option exercises	108,333	108	7,058	-	7,167

Surrender of stock for no consideration (Note 5)	(300,000)	-	-	-	-

Surrender and issuance of stock for services (Note 5,8)	300,000	-	24,000	-	24,000

Stock for services	472,797	473	54,087	-	54,560

Stock-based compensation - Options - Emp (Note 9)	-	-	41,932	-	41,932

Net income (loss)	-	-	-	(1,266,492)	(1,266,492)

Balance at September 30, 2011	72,372,198	$72,372	$5,319,150	$(8,663,197)	$(3,271,676)

The accompanying notes are integral parts of these unaudited financial statements.

VERECLOUD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization

Verecloud, Inc. (the "Company" or "Verecloud") is headquartered in Englewood, Colorado and is the developer and operator of Cloudwrangler™, a proprietary cloud service brokerage platform.  Using its Cloudwrangler™ platform, Verecloud integrates and delivers a customer-specific suite of multiple, diverse cloud services.

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

This Quarterly Report on Form 10-Q for the three months ended September 30, 2011 reflects the financial statements and related disclosures for Verecloud.

2.   Summary of Significant Accounting Policies

The unaudited interim condensed consolidated balance sheet as of September 30, 2011 and the unaudited interim condensed consolidated financial statements as of and for the three months ended September 30, 2011 and 2010,  have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our unaudited condensed consolidated results of operations, financial position and cash flows as of September 30, 2011 and 2010 and for all periods presented. These unaudited condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2011, included in our Form 10-K filed on September 28, 2011.

The unaudited condensed consolidated statements of operations, the unaudited condensed consolidated statement of changes in stockholder’s equity (deficit) and the unaudited condensed consolidated statements of cash flows for the three months ended September 30, 2011 are not necessarily indicative of the results or cash flows expected for the full year.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Verecloud and its wholly owned subsidiary, Network Cadence. For the three months ended September 30, 2011 and 2010, there were no equity investments in companies over which Verecloud has the ability to exercise significant influence, but does not hold a controlling interest. Verecloud has eliminated all significant intercompany accounts and transactions.

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

Concentration of Credit Risk

The Company primarily sells its services to small-to-medium sized business in the United States on an uncollateralized, open credit basis. For the three months ended September 30, 2011 and 2010, two customers (LightSquared) accounted for 39% and 82% of the revenue and (Gigaspaces) accounted for 61% and 0% of the revenue, respectively.  As of September 30, 2011 all professional services work for both Light Squared and Gigaspaces has been completed.

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation ("FDIC") currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Accounts Receivable

Accounts receivable include uncollateralized customer obligations due under normal trade terms and do not bear interest.

Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. The allowances are based on our regular assessment of the credit worthiness and financial condition of specific customers, as well as its historical experience with bad debts and customer deductions, receivables aging, current economic trends, geographic or country-specific risks and the financial condition of its distribution channels. All outstanding accounts receivable as of September 30, 2011 were either collected subsequent to year end or are deemed collectible based on the collection history of the customer.

Revenue Recognition

For the periods covered by this Quarterly Report on Form 10-Q, the Company derived revenue both from sales of cloud services to small to medium sized businesses and billable professional services provided to clients.  Revenue is recognized only when all of the following conditions have been met:  (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.

Property and Equipment

Equipment and furniture are carried at historical cost, net of accumulated depreciation. Depreciation is computed using straight-line methods over the estimated useful lives of the assets, ranging from three to seven years. Expenditures for repairs and maintenance which do not materially extend the useful lives of equipment and furniture are charged to operations.

Fair Value Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses.  Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand.

Capitalized Software

The Company accounts for the costs of software within its products in accordance with Accounting Standards Codification ("ASC") Topic 985-20 "Costs of Software to be Sold, Leased or Marketed", under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design, or to the extent that a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design, as specified by ASC Topic 985-20. Upon the general release of the product to customers, development costs for that product will be amortized over periods not exceeding one year.  The Company began capitalizing software cost in September 2010 for the development of its Cloudwrangler™ platform, which includes Nimbus 1.0, Spiceworks Plug-in, and Cloudwrangler™.  As a result, as of September 30, 2011, the Company capitalized $977,666 of software costs and recorded $458,704 in accumulated amortization.  With regard to the recoverability of capitalized software and development costs, the Company regularly performs an assessment of its ability to recover the costs invested in these assets.  The recoverability analysis considers projected future cash flows from the utilization of the underlying software in the respective components of the business.  The Company’s projections of future cash flows are affected by such factors as technological changes, competitive offerings, marketplace expectations and project development.  Changes in any of these factors may result in future write-downs of the carrying value of these or other assets.

Research and Development Costs

Costs related to research, design and development of the Cloudwrangler™ platform, which consist primarily of personnel, product design and infrastructure expenses, are expensed as they are incurred.  For the three months ended September 30, 2011 and 2010, the Company incurred research and development costs of $249,324 and $28,579 respectively.

Marketing and Advertising Costs

Marketing and advertising costs are expensed when incurred.  For the three months ended September 30, 2011 and 2010, the Company incurred marketing expenses of $163,298 and $250,956 respectively.

Segment Information

Certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosures if it expands operations.

Significant Customers

For the three months ended September 30, 2011 and 2010, the Company had a substantial business relationship with two major customers, LightSquared and Gigaspaces.  LightSquared accounted for 39% and 82% of the Company’s total revenue for the three months ended September 30, 2011 and 2010, respectively. Gigaspaces accounted for 61% and 0% of the Company’s total revenue for the three months ended September 30, 2011 and 2010, respectively.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360").  Its primary long-lived assets are property and equipment and capitalized software costs. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. For property and equipment, our assets consist primarily of computers and office equipment. The Company has compared the net book value of these assets to market-based pricing for similar used equipment. The Company accounts for the costs of software within its products in accordance with the ASC Topic 985-20 "Costs of Software to be Sold, Lease, or Marketed" under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products (Note 2). As of September 30, 2011, the depreciated value of the assets materially reflects the estimated fair value of similar used equipment in the marketplace.

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

In October 2009, FASB published Accounting Standards Update ("ASU") 2009-14, Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14"), to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from the software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition .  In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This pronouncement did not have any impact on the Company’s condensed consolidated unaudited financial statements for the three months ended September 30, 2011 and 2010.

In January 2010, FASB published ASU 2010-06, Improving Disclosures About Fair Value Measurement ("ASU 2010-06") , which requires additional disclosures regarding the activity in fair value measurements classified as Level 3 in the fair value hierarchy. Disclosure of activity in Level 3 fair value measurements is required for fiscal years beginning after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

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

Property and equipment at September 30, 2011 and June 30, 2011 consisted of the following:

	Sept 30,	June 30,
	2011	2011

Computer related	$91,139	$89,307
Equipment and machinery	40,372	40,372
Other property and equipment	16,444	36,330
Subtotal	147,955	166,009
Accumulated depreciation	(127,934)	(136,026)
Net property and equipment	$20,022	$29,983

4. Going Concern

The Company's financial statements have been prepared on the basis of accounting principles applicable to a going concern. However, at September 30, 2011, the Company had negative working capital and a stockholder’s deficit and required additional funding to executive on its business plan. This raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement our business plan.  Based on the Company's current business plan and projections, it will need approximately $5 million to meet our cash requirements for the next twelve months.  This plan is the basis of discussion with potential investors and strategic partners.  Of this amount, approximately $1 million will be used for ongoing Cloudwrangler ™ development and product enhancements, approximately $2 million for sales and marketing and approximately $2 million is needed for general working capital and administrative expenses. The Company is exploring funding options that include debt financing, equity investments and strategic alliances.  Its current lender, TMG Colorado, is providing interim funding through the existing loan agreement on a month to month basis, as amended (See Note 7 to the financial statements for additional information). TMG Colorado has funded operations through September 2011 and has indicated a willingness to fund operations in the short term. However, no assurances can made that TMG Colorado will continue to fund the company in the short term.  As of November 14, 2011, the Company has not secured any additional financing or commitments. Assurances cannot be given that adequate financing can be obtained to meet its capital needs. If the Company is unable to generate profits and are unable to obtain financing to meet its working capital requirements, it  may have to curtail business sharply or cease operations altogether. Its continuation as a going concern is dependent upon the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis to retain its current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the Company will be adversely affected and may have to cease operations.  Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that the Company relinquish valuable rights.

5.   Commitments and Contingencies

On February 24, 2010, the Company issued 898,000 shares of restricted common stock to various other consultants to the Company for financial, marketing and business development services.  For the three months ended September 30, 2011, the Company expensed $54,560 for the fair market value of these services.

On June 10, 2010, the Company entered into the Consulting Agreement with The Mesa Group, Inc., a Texas corporation (“TMG”).  On March 31, 2011, the Company entered a first amendment to the Consulting Agreement with TMG (the “Amended Consulting Agreement”).  Under the Amended Consulting Agreement, the first payment of $62,000 is due and payable upon the earlier of: (i) thirty days following the date that the Company secures and closes upon long term financing in a principal amount not less than $3,000,000; or (ii) September 30, 2011. As of September 30, 2011, the Company is in negotiations to extend this first payment to July 1, 2012.  The Company will then make 11 quarterly payments of $62,000 on the last day of every calendar quarter (December 31, March 31, June 30 and September 30) through the term of the Amended Consulting Agreement which is contemplated to end on December 31, 2014. The total aggregate payments under the Amended Consulting Agreement remain at $744,000.  As of September 30, 2011, the Company had accrued $252,960 associated with the consulting agreement. The Company currently has the Loan Agreement with TMG's affiliate, TMG Holdings Colorado, LLC, a Texas limited liability company (“TMG Colorado”), and another affiliate of TMG, TMG Holdings, LLC, is the Company's second largest stockholder.

On November 10, 2010, the Company entered into an agreement with ChangeWave, Inc. ("ChangeWave") in which ChangeWave will provide investor relations and shareholder marketing services for the Company. The term of agreement is November 1, 2010 to October 31, 2011. As compensation for these services, ChangeWave will receive 1,200,000 shares of restricted common stock over the term of the agreement. These shares are earned and payable quarterly beginning on November 1, 2010 with the final installment due on August 1, 2011. The contract may be terminated by the Company without cause with ten days notice to ChangeWave. In the event of termination, the Company is obligated for only those shares issued prior to the date of termination. As of September 30, 2011the Company's chief executive officer has surrendered 1,200,000 shares of common stock and the Company has re-issued 1,200,000 shares of common stock to ChangeWave. The Company has recorded stock for services of $24,000 for the period ended September 30, 2011.

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

(b)   Mr. Buckley is to receive a base salary of $180,000 per annum and options to purchase 1,900,000 shares of the Company's common stock at $0.02 per share.  Mr., Buckley tendered his resignation effective September 30, 2011.

(c)   Mr. Cookson is to receive a base salary of $180,000 per annum and options to purchase 500,000 shares of the Company's common stock at $0.02 per share.  Mr. Cookson was terminated for no cause effective September 15, 2011.

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

Effective March 1, 2011, Mr. McCawley (not subject to an employment agreement), Mr. Wood, and Mr. Perkins agreed to a temporary 25% reduction in their base salary. This reduction remained in effective through September 30, 2011. These individuals waived their right to reimbursement of the reduction. In addition, the Employment Agreements provide that each of the executives is eligible to participate in the Company's benefit plans (including, as they become available, savings, profit-sharing, life, disability, health, accident and other programs), will accrue three weeks paid vacation per year and be entitled to paid holidays in accordance with the Company's vacation policy.

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

6.   Borrowings

On June 10, 2010, the Company entered into a loan agreement (as amended by the Loan Amendment (as defined below), the "Loan Agreement") with TMG Colorado. Pursuant to the Loan Agreement, TMG Colorado agreed to provide the Company with a revolving line of credit in the principal amount of up to $1,564,000 (as renewed, extended and increased by the Amended Loan (as defined below), the "Loan") pursuant to a revolving credit note (the "Note").  On March 31, 2011 (the "Effective Date"), the Company entered into a first amendment to the Loan Agreement (the "Loan Amendment") with TMG Colorado.  Pursuant to the Loan Amendment, TMG Colorado agreed to provide the Company with a renewal and extension of its revolving line of credit in the principal amount of up to an aggregate of $2,564,000 (the "Amended Loan"), an increase of $1,000,000 over the original Loan.  Interest accrues on the outstanding principal amount of the Note at the rate of 10% per annum. In accordance with the Loan Amendment, the first of such interest payments shall be due and payable upon the earlier of: (i) thirty days following the date that the Company secures and closes upon long term financing in a principal amount not less than $3,000,000; or (ii) September 30, 2011.  As of September 30, 2011, the Company is in negotiations to extend this first interest payment to July 1, 2012.  Subsequent interest payments shall be due and payable thereafter on the last day of every calendar quarter (December 31, March 31, June 30 and September 30) during the term of the Loan Agreement. The Amended Loan matures on June 30, 2012 and may be prepaid at anytime without premium or penalty.  As a result, the outstanding balance at September 30, 2011 is classified as a current liability. Aside from the changes described above, the remaining provisions of the Loan Agreement remain in full force and effect.  As of September 30, 2011, the Company had borrowed $2,564,000 under the Note and an additional $760,000 which will be subject to the revised Note currently under negotiation.

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

On June 10, 2010, the Company entered into the Consulting Agreement with TMG.  On March 31, 2011, the Company entered a first amendment to the Consulting Agreement with TMG (the “Amended Consulting Agreement”).  Under the Amended Consulting Agreement, the first payment of $62,000 is due and payable upon the earlier of: (i) thirty days following the date that the Company secures and closes upon long term financing in a principal amount not less than $3,000,000; or (ii) September 30, 2011. As of September 30, 2011, the Company is in negotiations to extend this first payment to July 1, 2012.  The Company will then make 11 quarterly payments of $62,000 on the last day of every calendar quarter (December 31, March 31, June 30 and September 30) through the term of the Amended Consulting Agreement which is contemplated to end on December 31, 2014. The total aggregate payments under the Amended Consulting Agreement remain at $744,000.  As of September 30, 2011, the Company had accrued $252,960 associated with the consulting agreement. The Company currently has the Loan Agreement with TMG's affiliate, TMG Colorado, and another affiliate of TMG, TMG Holdings, LLC, is the Company's second largest stockholder.

8.   Capital Stock

As of September 30, 2011, there were 72,372,198 outstanding shares of common stock and no issued and outstanding shares of preferred stock.

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

9.  Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of September 30, 2011, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance.

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options (a)	Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	12,405,001	$0.05	1,982,501

Equity compensation plans not approved by security holders	-	$-	-
Total	12,405,001	$0.05	1,982,501

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

As of September 30, 2011, 14,017,499 options to acquire shares of common stock and restricted shares have been issued under the Incentive Plan leaving 1,982,501 shares of common stock remaining available for option and stock awards. Of the 14,017,499 options to acquire shares of common stock issued, 108,333 were exercised in the three months ended September 30, 2011. In general, each option vests evenly on the last day of each fiscal quarter, based on a three-year period commencing upon the employee's original date-of-hire.  As of September 30, 2011, 9,879,167 options have vested.

The following table summarizes the activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding as of June 30, 2011	14,115,835	$.05	$-
Granted	200,000	$.20	-
Exercised	(108,333)	$.07	-
Expired	(1,802,500)	$.06	-
Outstanding as of September 30, 2011	12,405,001	$.05	$-

(1)	Amounts represent the difference between the exercise price and the fair market value of common stock at each period end for all in the money options outstanding.

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

There were 200,000 stock options granted and subsequently cancelled, due to not meeting the performance goals of the options, in the three months ended September 30, 2011.  As of September 30, 2011, there was $78,933 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average service period of 5.3 years. The Company used the publicly traded market price on the date of grant as the fair market value of the Company’s stock.  The Company utilizes historical volatility of other entities in a similar line of business for a period commensurate with the contractual term of the underlying financial statements. As of September 30, 2011, the Company had issued 14,017,499 options to purchase common stock and 9,879,167 of the Company’s stock options have vested. The Company recognized stock-based compensation expense of $41,932 for the three months ended September 30, 2011.

10.  Stock Warrants

On June 11, 2010, the Company issued to Pat and Ann Burke (collectively, the "Burkes") a common stock purchase warrant pursuant to which the Burkes may purchase up to 1,250,000 shares of the Company's common stock at $.01 per share.  The warrant is exercisable for five years and may be exercised on a cashless basis.

On August 12, 2010, upon approval by the Company board of directors, Phillip Tonge was elected as a director (the "Tonge Appointment").  In connection with the Tonge Appointment, the Company issued Mr. Tonge a warrant (the "Tonge Warrant") to purchase 200,000 shares of common stock at $0.02 per share.  The shares underlying the Tonge Warrant will vest equally over five consecutive quarters commencing on September 30, 2010 with full vesting occurring on September 30, 2011.  As of September 30, 2011, 200,000 shares had vested and the value of these vested shares was estimated at $1,614 using the Black-Scholes option-pricing model. It was recorded as an increase to additional paid in capital.

On August 24, 2010, upon approval by the Company board of directors, Dr. Hossein Eslambolchi was elected as a director (the "Eslambolchi Appointment").  In connection with the Eslambolchi Appointment, the Company issued to Dr. Eslambolchi a warrant (the "Eslambolchi Warrant") to purchase 600,000 shares of the Company's common stock, at $0.07 per share.  As consideration for Dr. Eslambolchi's prior advisory service to the Company over a two-year period commencing January 29, 2009, 450,000 of the shares underlying the Eslambolchi Warrant vested as of August 24, 2010.  As of September 30, 2011, 600,000 shares had vested and the value of these vested shares was estimated at $9,682 using the Black-Scholes option-pricing model. It was recorded as an increase to additional paid in capital.

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

12. Subsequent Events

In October 2011, the Company borrowed $350,000 pursuant to the Amended Loan described in Note 6 and, as of November 10, 2011, had $3,674,000 outstanding under the Loan Agreement.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended June 30, 2011 filed on September 28, 2011.

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

Overview

Verecloud, Inc. (the "Company" or "Verecloud") is headquartered in Englewood, Colorado and is the developer and operator of Cloudwrangler™, a proprietary cloud service brokerage platform.  Using its Cloudwrangler™ platform, Verecloud integrates and delivers a customer-specific suite of multiple, diverse cloud services.

For the past five years, Verecloud has driven operational improvements and innovation with clients across the telecommunications landscape through professional services contracts. From architecture design to solution, or technology selection to delivery and implementation, Verecloud has provided professional service solutions in areas of operational support systems (service creation, order fulfillment, inventory, activation and provisioning, assurance and billing, among others).  For the periods covered by this Quarterly Report on Form 10-Q, the Company’s revenue stream consists of both billable professional services and subscription fees.

In early 2011, the Company shifted the primary focus of its strategy from marketing Cloudwrangler™ directly to communication service providers ("CSPs") to aggregating and integrating the diverse offerings of multiple cloud service vendors and delivering the services as a complete, customized suite. Verecloud will reach users directly or through channel partners. Channel partners include value added resellers ("VARs"), managed service providers ("MSPs") and CSPs. These channel partners have direct access to the SMB market and Verecloud can use these relationships to reach a broader target market. Its primary customer base is small and medium sized businesses (referred to as "SMB" and broadly defined as business organizations with fewer than 500 employees). In the United States also, there are more than 8 million SMBs ranging in size from a single employee business to up to 500 employees. In addition, opportunities exist for Verecloud to market and sell its services internationally.

The success of this new strategy will depend on several major factors.  First, Verecloud's ability to acquire additional funding to execute on the business which consists of: (i) continued development and upgrade of Cloudwrangler™; (ii) executing on the go-to-market strategy of directly marketing, selling and serving SMB customers; and (iii) successfully proving the business model in the marketplace and driving customer growth in the next 12 months. The Company is currently selling cloud offerings to SMBs. However, the Company does not expect to generate significant revenue until early 2012 and expects to operate at a loss until that time. The Company is aggressively moving forward on executing on their strategy and concurrently, is actively engaged in discussions to secure long term funding of $5-$20 million. If long term funding is not received, the Company will either have to obtain additional short term funding or will be required to significantly curtail operations to continue as a going concern.

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

In October 2009, FASB published Accounting Standards Update ("ASU"), 2009-14, Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14") , to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from the software revenue guidance in Accounting Standards Codification Subtopic 985-605, Software-Revenue Recognition . In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This pronouncement did not have any impact on the Company’s condensed consolidated unaudited financial statements for the three and six months ended December 31, 2010 and 2009.

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

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics

	September 30,		June 30,
	2011		2011

Net business users (1)	32		0

Business user churn (2)	0.0%		0.0%

Total business users (3)	32		0

Average monthly revenue
per business user	$13.00		$0.00

Overall gross margin	N/A	*	0.0%

Business user acquisition cost	N/A	*	$0.00

Average number of services
per business user	1.46		0

Total business customers (4)	14		0

Average number of business
users per business customer	2.29		0

(1)	Business user is business employee, subscriber or seat. Business users that are in the one free year Microsoft Exchange promotion (or any other special promotion) are considered net business users.
(2)
Business user churn is calculated by dividing the number of net business users that terminated during that period by the simple average number of net business users during the period and dividing the result by the number of months in the period. The simple average number of net business users during the period is the number of net business users on the first day of the period plus the number of net business users on the last day of the period divided by two.

(3)	Total business users is net businesses users less churn.
(4)	Business customer is an entity which is comprised of business users with an established billing relationship with Verecloud.
(*)	Not enough information is available to the company to report on this operating statistic this quarter.

Outlook

With the change in our overall strategy in March 2011, we are now focused on aggregating and integrating the diverse offerings of multiple cloud service vendors and delivering the services as a complete, customized suite. We will reach users directly or through channel partners. Channel partners include VARs, MSPs and CSPs.  These channel partners have direct access to the SMB market and we can use these relationships to reach a broader target market.  Our primary customer base is the SMBs.  In the United States there are more than 8 million SMBs ranging in size from single employee business to up to 500 employees. In addition, opportunities exist to market and sell our services internationally.

Revenue

Our long term strategy is to drive revenue from selling Cloudwrangler™ directly to SMBs. As noted above, we do not expect significant revenue from this new strategy until 2012.  Prior to this shift in our long term strategy, LightSquared made up approximately 90% of our revenue in the prior year but will provide minimal revenue going forward.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended September 30,
	2011		2010
		% of		% of
	Amount	Revenues	Amount	Revenues
	in dollars except percentages

Revenue	$140,862	100%	$1,510,542	100%

Cost of goods sold (1)	295,046	209%	677,431	45%

Gross profit	(154,184)	-109%	833,111	55%

Operating expenses	1,049,039	745%	954,327	63%

Operating income (loss)	(1,203,223)	-854%	(121,216)	-8%

Other income (expense)	(63,271)	-45%	(26,634)	-2%

Income tax expense (benefit)	-	0%	-	0%

Net income (loss)	$(1,266,494)	-899%	$(147,851)	-10%

(1) Includes software amortization of $222,096

Three Months Ended September 30, 2011

Revenue: Revenue for the three months ended September 30, 2011 decreased 91% compared to 2010.  This decrease was driven by lower revenue from LightSquared in 2011 compared to 2010.

Cost of Goods Sold:   Cost of goods sold, which consists mainly of staff related expenses (employees and contractors) and travel expenses for the three months ended September 30, 2011 decreased 56% compared to the three months ended September 30, 2010.  The decrease is driven both by the lower revenue in 2011 versus 2010 and lower billable rates at LightSquared in 2011 compared to comparable professional service engagements in 2010.  Cost of goods sold for the three months ended September 30, 2011 also included $222,096 associated with amortization of capitalized software cost.

Operating Expenses: Operating expenses for the three months ended September 30, 2011 increased 10% or $94,712 versus the comparable period in 2010. This increase is mainly driven by increases in consulting expenses and research and development cost.

Other Income (Expense): Other income (expense) for the three months ended September 30, 2011 was ($63,271) versus $(26,634) for the comparable period in 2010 and consists primarily of interest expense. For the three months ended September 30, 2011 and 2010, interest expense was $71,501 and $26,768, respectively. For the three months ended September 30, 2011, interest expense relates to the outstanding line of credit.  In 2010, the interest expense was related to the note payable balance outstanding as of September 30, 2010.

Net Income (Loss): For the three months ended September 30, 2011, we reported a net loss of $1,266,494 compared to a net loss of $147,851 for the three months ended September 30, 2010.

Liquidity and Capital Resources

Cash Flow Activity

Cash and cash equivalents were $74,259 as of September 30, 2011.

The change in cash and cash equivalents during the periods presented was as follows:

	Three months ended September 30,
	2011	2010

Net cash from (used in) operating activities	$(930,313)	$137,467
Investing Activities	(114,852)	(41,760)
Financing Activities	917,167	450,000
Net (decrease) in cash and cash equivalents	$(127,998)	$545,707
Cash and cash equivalents at the beginning of the period	202,256	197,151
Cash and cash equivalents at the end of the period	$74,259	$742,858

Three Months Ended September 30, 2011

Operations: Net cash used in operating activities during the three months ended September 30, 2011 was $930,313 compared to net cash provided in operating activities of $137,466 during the comparable period of 2010, an increase of $1,067,779.  This increase is mainly driven by higher revenue in the current quarter versus the prior year.

Investing: Net cash used in investing activities, consisting primarily of capital expenditures and capitalized software costs, for the three months ended September 30, 2011 was $114,852 compared to $41,760 for three months ended September 30, 2010.  The increase is driven by capitalization of software costs of $126,219 in the three months ended September 30, 2011. Our capital expenditures consist mainly of office and computer equipment.

Financing:   Net cash provided by financing activities for the three months ended September 30, 2011 was $917,167 compared to 450,000 for the three months ended September 30, 2010.  The increase is driven by an increase in the Line of Credit.

As of September 30, 2011, total current assets were $269,156, which consisted of $74,259 of cash, $122,550 of accounts receivable and $72,347 of other current assets.

Accounts receivable at September 30, 2011 were $122,550 compared to $128,050 at June 30, 2011. All accounts receivable outstanding at September 30, 2011 have been collected or are within normal collection terms as of September 30, 2011.

Accounts payable and accrued liabilities at September 30, 2011 were $755,815 compared to $756,506 at June 30, 2011.

As of September 30, 2011, we had a negative working capital balance of $3,810,660, consisting of current assets of $269,156 and current liabilities of $4,079,816. This represents a decrease of $1,032,997 from a negative working capital balance of $2,777,662 at June 30, 2011.  Our current assets consist primarily of cash, which is deposited in short term, interest bearing accounts, and accounts receivable.  The Company intends to fund operations for the twelve months ending June 30, 2012 through a combination of (i) ongoing cash flow provided by cloud services sales to SMBs, (ii) the additional expected funding from TMG, and (iii) management of variable expenses.

Off-Balance Sheet Arrangements

As of and subsequent to September 30, 2011, we have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and President evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting.  During the three months ended September 30, 2011, there were no changes in Verecloud’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect Verecloud’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2010, the Company entered into an agreement with ChangeWave, Inc. ("ChangeWave") in which ChangeWave will provide investor relations and shareholder marketing services for the Company. The term of agreement is November 1, 2010 to October 31, 2011. As compensation for these services, ChangeWave will receive 1,200,000 shares of restricted common stock over the term of the agreement. These shares are earned and payable quarterly beginning on November 1, 2010 with the final installment due on August 1, 2011. The contract may be terminated by the Company without cause with ten days notice to ChangeWave. In the event of termination, the Company is obligated for only those shares issued prior to the date of termination. During the period covered by this Quarterly Report on Form 10-Q, the Company issued the second installment of 300,000 shares of common stock to ChangeWave. As of September 30, 2011 and in connection with payment of the installments, the Company's chief executive officer has surrendered 1,200,000 shares of common stock and the Company has re-issued 1,200,000 shares of common stock to ChangeWave. The Company has recorded operating expense of $24,000 in the three months ended September 30, 2011.

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

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERECLOUD, INC.

Date: November 14, 2011	By:	/s/ John McCawley
John McCawley
Chief Executive Officer

Date: November 14, 2011	By:	/s/ William E. Wood III
William E. Wood III
President, Principle Accounting Officer, and Interim Chief Financial Officer